Form 10-Q
period 2023-03-31
Sitio Royalties Corp.
filed 2023-05-09
CIK 1949543

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41585

Sitio Royalties Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-4140242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 Lawrence Street, Suite 1750 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 640-7620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	STR	New York Stock Exchange
Warrants to purchase Class A common stock	STRXW	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2023, there were 80,644,694 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, issued and outstanding and there were 73,879,853 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, issued and outstanding.

i

Glossary of Terms

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the crude oil and natural gas industry:

ABR or Alternate Base Rate. A fluctuating borrowing rate per annum equal to the greatest of (a) the Prime Rate in effect on such day as publicly announced from time to time by the administrative agent, (b) the Federal Funds Rate in effect on such day plus one half of 1.0% and (c) Term SOFR plus 1.00% and (d) 1.00%.

Barrel or bbl. Stock tank barrel, or 42 U.S. gallons liquid volume, used in this quarterly report in reference to crude oil or other liquid hydrocarbons.

Basin. A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

Bbl/d. Bbl per day.

Board. The Sitio Royalties Corp. Board of Directors.

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

Drilled but uncompleted well or DUC. A well that an operator has spud but has not yet begun hydraulic fracturing or completion operations.

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

Gross acres. The total acres in which a mineral or royalty interest is owned.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par and share amounts)

	March 31,	December 31,
	2023	2022
.	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,157	$18,818
Accrued revenue and accounts receivable	127,325	142,010
Prepaid assets	12,456	12,489
Derivative asset	24,610	18,874
Total current assets	174,548	192,191

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	3,178,019	3,244,436
Proved properties	2,037,267	1,926,214
Other property and equipment	3,440	3,421
Accumulated depreciation, depletion and amortization	(290,977)	(223,214)
Total property and equipment, net	4,927,749	4,950,857

Long-term assets
Long-term derivative asset	16,353	13,379
Deferred financing costs	12,318	7,082
Operating lease right-of-use asset	4,582	5,679
Other long-term assets	1,617	1,714
Total long-term assets	34,870	27,854

TOTAL ASSETS	$5,137,167	$5,170,902

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,433	$21,899
Warrant liability	592	2,950
Operating lease liability	1,336	1,563
Total current liabilities	26,361	26,412

Long-term liabilities
Long-term debt	905,226	938,896
Deferred tax liability	359,807	313,607
Non-current operating lease liability	4,407	5,303
Other long-term liabilities	89	89
Total long-term liabilities	1,269,529	1,257,895

Total liabilities	1,295,890	1,284,307

Commitments and contingencies (see Note 16)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 80,183,812 and 80,804,956 shares issued and 80,183,812 and 80,171,951 outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 74,340,735 and 74,347,005 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,735,859	1,750,640
Accumulated deficit	(35,057)	(9,203)
Treasury Shares, 0 and 633,005 shares at March 31, 2023 and December 31, 2022, respectively	—	(19,085)
Noncontrolling interest	2,140,460	2,164,228
Total equity	3,841,277	3,886,595

TOTAL LIABILITIES AND EQUITY	$5,137,167	$5,170,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Oil, natural gas and natural gas liquids revenues	$145,554	$64,951
Lease bonus and other income	5,272	1,412
Total revenues	150,826	66,363

Operating expenses:
Management fees to affiliates	—	1,870
Depreciation, depletion and amortization	67,763	15,385
General and administrative	11,676	4,063
Severance and ad valorem taxes	10,459	3,854
Total operating expenses	89,898	25,172

Net income from operations	60,928	41,191

Other income (expense):
Interest expense, net	(22,203)	(1,168)
Change in fair value of warrant liability	2,358	—
Loss on extinguishment of debt	(783)	—
Commodity derivatives gains (losses)	14,763	(1,114)
Interest rate derivatives losses	(160)	—
Net income before taxes	54,903	38,909

Income tax expense	(7,184)	(387)

Net income	47,719	38,522
Net income attributable to Predecessor	—	(38,522)
Net income attributable to noncontrolling interest	(25,066)	—
Net income attributable to Class A stockholders	$22,653	$—

Net income per Class A common share
Basic	$0.28	—
Diluted	$0.28	—

Weighted average Class A common shares outstanding
Basic	80,178	—
Diluted	80,178	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$47,719	$38,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,763	15,385
Amortization of deferred financing costs and long-term debt discount	1,345	204
Share-based compensation	4,684	—
Change in fair value of warrant liability	(2,358)	—
Loss on extinguishment of debt	783	—
Commodity derivative (gains) losses	(14,763)	1,114
Net cash received for commodity derivative settlements	5,932	—
Interest rate derivative losses	160	—
Net cash paid for interest rate derivative settlements	(39)	—
Deferred tax expense	2,751	—
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	14,951	(12,286)
Prepaid assets	(772)	(110)
Other long-term assets	321	—
Accounts payable and accrued expenses	598	2,099
Due to affiliates	—	(343)
Operating lease liabilities and other long-term liabilities	(250)	18
Net cash provided by operating activities	128,825	44,603

Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	1,180	(461)
Purchases of other property and equipment	(19)	(215)
Deposits for property acquisitions	—	(2,700)
Net cash provided by (used in) investing activities	1,161	(3,376)

Cash flows from financing activities:
Borrowings on credit facilities	323,000	—
Repayments on credit facilities	(346,000)	(40,000)
Repayments on 2026 Senior Notes	(11,250)	—
2026 Senior Notes issuance costs	(120)	—
Distributions to noncontrolling interest	(49,206)	—
Dividends paid to Class A stockholders	(48,107)	—
Dividend equivalent rights paid	(25)	—
Cash paid for taxes related to net settlement of share-based compensation awards	(44)	—
Payments of deferred financing costs	(6,895)	(11)
Deferred initial public offering costs	—	(10)
Net cash used in financing activities	(138,647)	(40,021)

Net change in cash and cash equivalents	(8,661)	1,206
Cash and cash equivalents, beginning of period	18,818	12,379
Cash and cash equivalents, end of period	$10,157	$13,585

Supplemental disclosure of non-cash transactions:
Increase (decrease) in current liabilities for additions to property and equipment:	$(5)	$36

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$550	$49
Cash paid for interest expense:	19,515	1,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C		Additional
	Partners’	Noncontrolling	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Noncontrolling	Total
	Capital	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance at January 1, 2022	$560,622	$502,521	—	$—	—	$—	$—	$—	—	$—	$—	$1,063,143
Net income attributable to Predecessor	19,280	19,242	—	—	—	—	—	—	—	—	—	38,522
Balance at March 31, 2022	$579,902	$521,763	—	$—	—	$—	$—	$—	—	$—	$—	$1,101,665

Balance at January 1, 2023	$—	$—	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	$2,164,228	$3,886,595
Net income	—	—	—	—	—	—	—	22,653	—	—	25,066	47,719
Share-based compensation	—	—	—	—	—	—	4,129	—	—	—	555	4,684
Conversion of Class C Common Stock to Class A Common Stock	—	—	6	—	(6)	—	183	—	—	—	(183)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	6	—	—	—	(44)	—	—	—	—	(44)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	36	—	—	—	—	36
Dividends to Class A stockholders	—	—	—	—	—	—	—	(48,107)	—	—	—	(48,107)
Dividend equivalent rights	—	—	—	—	—	—	—	(400)	—	—	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(49,206)	(49,206)
Cancellation of Treasury Shares	—	—	(633)	—	—	—	(19,085)	—	633	19,085	—	—
Balance at March 31, 2023	$—	$—	80,184	$8	74,341	$7	$1,735,859	$(35,057)	—	$—	$2,140,460	$3,841,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sitio Royalties Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Sitio Royalties Corp. (together with its subsidiaries, the “Company” or “Sitio”) was incorporated in Delaware. The Company is focused on large-scale consolidation of high-quality oil and gas mineral and royalty interests across premium basins. The Company’s portfolio is comprised of mineral and royalty interests in the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming, the Williston Basin in North Dakota, and the Appalachian Basin in Pennsylvania, Ohio and West Virginia.

Falcon Reverse Merger Transaction

On June 7, 2022 (the “Closing Date”), the Company consummated the previously announced merger transactions contemplated by the Agreement and Plan of Merger, dated as of January 11, 2022 (the “Falcon Reverse Merger Agreement”), by and among the Company, Sitio Royalties Operating Partnership, LP, a Delaware limited partnership (formerly known as Falcon Minerals Operating Partnership, LP) (“Sitio OpCo”), Ferrari Merger Sub A LLC, a Delaware limited liability company (“Falcon Merger Sub”), and DPM HoldCo, LLC, a Delaware limited liability company (“Desert Peak”), pursuant to which Falcon Merger Sub merged with and into Desert Peak (the “Falcon Merger”), with Desert Peak continuing as the surviving entity in the Falcon Merger as a wholly owned subsidiary of Sitio OpCo.

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

Shortly prior to the Closing Date, the Company changed its name from “Falcon Minerals Corporation” to “Sitio Royalties Corp.”

Brigham Merger

On December 29, 2022, the Company consummated the previously announced merger transactions (the "Brigham Merger") contemplated by the Agreement and Plan of Merger, dated as of September 6, 2022 (the “Brigham Merger Agreement”) by and among STR Sub Inc. (formerly Sitio Royalties Corp.) (“Former Sitio”), MNRL Sub Inc. (formerly Brigham Minerals Inc.) (“Brigham”), Brigham Minerals Holdings, LLC (“Brigham OpCo”), Sitio Royalties Operating Partnership, LP, Sitio Royalties Corp. (formerly Snapper Merger Sub I, Inc.) (“New Sitio”), Snapper Merger Sub IV, Inc. (“Brigham Merger Sub”), Snapper Merger Sub V, Inc. (“Sitio Merger Sub”), and Snapper Merger Sub II, LLC (“Opco Merger Sub”). The Brigham Merger Agreement provides for the acquisition of Brigham by Former Sitio in an all stock transaction. Refer to “Note 3 – Brigham Merger” for further information. The Company completed the acquisition of approximately 86,500 NRAs in the Delaware and Midland Basin in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota from Brigham pursuant to the Brigham Merger.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K filed with the SEC on March 8, 2023 (the “Annual Report”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the Company’s financial position as of March 31, 2023, and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023. The Company operates in one reportable segment. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Falcon Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), immediately prior to our corporate reorganization in connection with the Falcon Merger. Prior to the Falcon Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical financial statements. The assets contributed by KMF in the Falcon Merger did not include KMF’s surface rights. See “Note 7 – Acquisitions” for additional information. The condensed consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022, which include the results of Brigham following December 29, 2022. The balance sheets as of March 31, 2023 and December 31, 2022 reflect the assets and liabilities of the Company, which include the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) (“KMF Land”) at their historical costs and the assets and liabilities of Falcon Minerals Corporation measured at fair value as of June 7, 2022 and the assets and liabilities of Brigham measured at fair value as of December 29, 2022. Earnings per share is calculated based on the consolidated results of the Company for the periods subsequent to the Falcon Merger. The Company has acquired additional surface rights in connection with multiple acquisitions subsequent to the Falcon Merger. The results of each subsequent acquisition are included in the combined company results for the period following the consummation of such acquisition.

Except as otherwise indicated or required by the context, all references in this quarterly report to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Falcon Merger, Desert Peak and its subsidiaries and (ii) for periods subsequent to the closing of the Falcon Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak. All references in this Quarterly Report on Form 10-Q to “Falcon” refer to Sitio Royalties Corp. and its subsidiaries for periods prior to the Falcon Merger.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and any entities in which the Company owns a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest in the Company’s condensed consolidated financial statements for periods prior to the Falcon Merger represented the ownership interests in a subsidiary of the Predecessor which were owned by outside parties. As a result of the Brigham Merger (as defined below), the holders of Class C Common Stock no longer hold a majority of the voting power of capital stock outstanding. Consequently, after December 29, 2022, interests held in the form of Class C Common Stock and Sitio OpCo Partnership Units are presented as noncontrolling interest in the condensed consolidated balance sheets. See “Note 10 – Noncontrolling Interest” for additional information.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Significant Accounting Policies

Significant accounting policies are disclosed in the Company's audited consolidated financial statements and notes for the year ended December 31, 2022, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the three months ended March 31, 2023.

Accrued Revenue and Accounts Receivable

Accrued revenue and accounts receivable represent amounts due to the Company and are uncollateralized, consisting primarily of royalty revenue receivable. Royalty revenue receivable consists of royalties due from operators for oil, natural gas and NGL volumes sold to purchasers. Those purchasers remit payment for production to the operator of the properties and the operator, in turn, remits payment to the Company. Royalty revenue receivables from third parties for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated.

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Accrued revenue	$87,173	$80,406
Accounts receivable	40,152	61,604
Total accrued revenue and accounts receivable	$127,325	$142,010

Accounts receivable at March 31, 2023 and December 31, 2022 are primarily composed of accrued revenue acquired in conjunction with the Brigham Merger. Refer to “Note 3 – Brigham Merger” for more information. The Company routinely assesses the recoverability of all material accounts receivable to determine their collectability, and records a reserve for amounts not expected to be fully recovered using a current expected credit loss model. As of March 31, 2023, and December 31, 2022, the Company had no reserves for amounts not expected to be fully recovered.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Ad valorem taxes payable	$4,373	$9,209
Brigham Merger accrued expenses	3,617	2,878
Other taxes payable	6,596	2,713
Interest expense	2,957	1,377
General and administrative	2,813	1,931
Payable to seller for pre-effective monies	2,569	2,243
Deferred financing costs and debt issuance costs	1,038	206
Accrued prepaids	457	1,330
Other	13	12
Total accounts payable and accrued expenses	$24,433	$21,899

Merger-Related Transaction Costs

General and administrative expense of $11.7 million and $4.1 million for the three months ended March 31, 2023 and 2022 included $779,000 and $1.2 million, respectively, of costs incurred by the Company in connection with the Falcon Merger and the Brigham Merger.

See “Note 3 – Brigham Merger” and “Note 4 – Falcon Reverse Merger” for additional disclosures regarding the Brigham Merger and Falcon Merger.

3. Brigham Merger

In December 2022, the Company completed the acquisition of approximately 86,500 NRAs in the Delaware and Midland Basin in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin Colorado and Wyoming and the Williston Basin in North Dakota from Brigham pursuant to the Brigham Merger. At closing, Former Sitio completed the acquisition of Brigham in an all-stock transaction through: (i) the merger of Brigham Merger Sub with and into Brigham (the “Brigham Sub Merger”), with Brigham surviving the Brigham Sub Merger as a wholly owned subsidiary of New Sitio, (ii) the merger of Sitio Merger Sub with and into Former Sitio (the “Sitio Sub Merger”), with Former Sitio surviving the Sitio Sub Merger as a wholly owned subsidiary of New Sitio, and (iii) the merger of Opco Merger Sub with and into Brigham Opco (the “Opco Merger”), with Brigham Opco surviving the Opco Merger as a wholly owned subsidiary of Sitio OpCo, in each case on the terms set forth in the Brigham Merger Agreement.

Pursuant to the Brigham Merger Agreement, at closing (A) each share of Brigham’s Class A common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time (as defined in the Brigham Merger Agreement) was converted into 1.133 fully-paid and nonassessable shares of Class A Common Stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class A Common Stock”), (B) each share of Brigham’s Class B common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time was converted into 1.133 fully-paid and nonassessable shares of Class C Common Stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class C Common Stock”), (C) each share of Class A Common Stock issued and outstanding immediately prior to the First Effective Time was converted into one share of New Sitio Class A Common Stock and (D) each share of Class C Common Stock issued and outstanding immediately prior to the First Effective Time, was converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by Sitio, Brigham or any wholly owned subsidiary of Sitio or Brigham and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the Delaware General Corporation Law (the “DGCL”) and, at the Second Effective Time (as defined in the Brigham Merger Agreement), each Brigham Opco Unit issued and outstanding immediately prior to the Second Effective Time was converted into 1.133 Sitio OpCo Partnership Units. No fractional shares were outstanding following the conversion.

As a result of the Brigham Merger and as of the closing of the Brigham Merger (the “Brigham Closing”), Sitio stockholders immediately prior to the First Effective Time owned approximately 54% of the outstanding shares of New Sitio, and Brigham stockholders immediately prior to the First Effective Time owned approximately 46% of the outstanding shares of New Sitio. Following the Closing, New Sitio operates under the name “Sitio Royalties Corp.”

The following table summarizes the consideration for the Brigham Merger:

Brigham Common Stock — issued and outstanding as of December 29, 2022:	71,290,265
Class A Common Stock price on December 29, 2022	$30.15
Total consideration and fair value	$2,149,401,490

Preliminary Purchase Price Allocation

The Brigham Merger was accounted for as a business combination using the acquisition method and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date. The Company's determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date is preliminary. Certain data necessary to complete the purchase price allocation is subject to change, and includes, but is not limited to, settlement of pre-acquisition working capital balances and assessments of deferred tax assets and liabilities acquired. We expect to complete the purchase price allocation during the year ending December 31, 2023, during which time the value of the assets and liabilities may be revised as appropriate.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on December 29, 2022 including measurement period adjustments through the three months ended March 31, 2023 (in thousands):

Brigham fair values:	December 29, 2022	Adjustments	March 31, 2023
Cash	$11,054	$—	$11,054
Accrued revenue and accounts receivable	61,745	266	62,011
Prepaid expenses	11,339	68	11,407
Unproved oil and gas properties	1,783,162	45,821	1,828,983
Proved oil and gas properties	873,050	—	873,050
Property and equipment	200	—	200
Right-of-use asset	3,209	—	3,209
Other assets	1,064	(1,064)	—
Current liabilities	(83,425)	(1,606)	(85,031)
Long-term debt	(193,000)	—	(193,000)
Long-term operating lease liability	(2,387)	—	(2,387)
Deferred tax liability	(316,571)	(43,485)	(360,056)
Other long-term liability	(39)	—	(39)
Total consideration and fair value	$2,149,401	$—	$2,149,401

Transaction costs associated with the Brigham Merger incurred for the three months ended March 31, 2023 were $680,000. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our condensed consolidated statements of income. No such costs associated with the Brigham Merger were incurred for the three months ended March 31, 2022.

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

The following table summarizes the consideration for the Falcon Merger:

Falcon Common Stock — issued and outstanding as of June 7, 2022:	21,935,492
Class A Common Stock price on June 7, 2022	$29.12
Total consideration and fair value	$638,761,527

Purchase Price Allocation

The Falcon Merger was accounted for as a business combination using the acquisition method and therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date.

The Company completed the determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date. The purchase price allocation was finalized during the year ended December 31, 2022.

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

In connection with the Falcon Merger, the Company assumed, and immediately repaid, $43.1 million of borrowings under Falcon’s credit facility. The repayment of Falcon’s long-term debt was funded using cash on hand and borrowings on the Sitio Revolving Credit Facility (as defined below).

Transaction costs associated with the Falcon Merger incurred for the three months ended March 31, 2023 and 2022 were $99,000 and $1.2 million. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our condensed consolidated statements of income.

5. Revenue from Contracts with Customers

Oil, natural gas, and natural gas liquids revenues

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

During the three months ended March 31, 2023 and 2022, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Crude oil sales	$117,745	$49,272
Natural gas sales	14,654	7,849
NGL sales	13,155	7,830
Total royalty revenues	$145,554	$64,951

Lease bonus and other income

The Company also earns revenue from lease bonuses, delay rentals, and right-of-way payments. The Company generates lease bonus revenue by leasing its mineral interests to E&P companies. A mineral lease agreement represents our contract with an operator and generally transfers the rights, for a specified period of time, to explore for and develop any oil, natural gas and NGL discovered, grants us a specified royalty interest in the hydrocarbons produced from the leased property, and requires that drilling and completion operations commence within a specified time period. The Company recognizes lease bonus revenues when the lease agreement has been executed and payment is determined to be collectible. At the time the Company executes the lease agreement, the lease bonus payment is delivered to the Company. Upon receipt of the lease bonus payment, the Company will release the recordable original lease documents to the operator. The Company also recognizes revenue from delay rentals to the extent drilling has not started within the specified period and payment has been received to extend the lease term. Right-of-way payments are recorded when the agreement has been executed and payment is determined to be collectable. The assets contributed by our Predecessor in the Falcon Merger did not include the Predecessor’s surface rights. Subsequent to the Falcon Merger, the Company has acquired additional surface rights in connection with multiple acquisitions. Payments for lease bonus and other income become unconditional upon the execution of an associated agreement. Accordingly, the Company’s lease bonus and other income transactions do not give rise to contract assets or liabilities.

Allocation of transaction price to remaining performance obligations

Oil and natural gas sales

The Company’s right to royalty revenues does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of our royalty revenue contracts.

Lease bonus and other income

Given that the Company does not recognize lease bonus or other income until an agreement has been executed, at which point its performance obligation has been satisfied, the Company does not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates of royalty revenues and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the operator. For the three months ended March 31, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

6. Oil and Natural Gas Properties

The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming, the Williston Basin in North Dakota, and the Appalachian Basin in Pennsylvania, Ohio and West Virginia. The following is a summary of oil and natural gas properties as of March 31, 2023 and December 31, 2022 (in thousands):

Oil and natural gas properties:	March 31, 2023	December 31, 2022
Unproved properties	$3,178,019	$3,244,436
Proved properties	2,037,267	1,926,214
Oil and natural gas properties, gross	5,215,286	5,170,650
Accumulated depletion and impairment	(289,713)	(222,072)
Oil and natural gas properties, net	$4,925,573	$4,948,578

As presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2023, the Company received proceeds of $1.2 million related to purchase price adjustments from prior acquisitions.

As presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2022, the Predecessor paid $461,000 related to capitalized transaction costs.

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $67.6 million and $15.2 million for the three months ended March 31, 2023 and 2022, respectively.

7. Acquisitions

Brigham Merger

In December 2022, the Company completed the acquisition of approximately 86,500 NRAs in the Delaware and Midland Basin in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota from Brigham pursuant to the Brigham Merger. Refer to “Note 3 – Brigham Merger” for further information.

Momentum Acquisition

In July 2022, the Company acquired approximately 12,200 net royalty acres from Momentum Minerals Operating, LP, Momentum Minerals Operating II, LP, Momentum Minerals Nominee, Inc., Momentum Minerals Nominee II, Inc. and Athene Annuity & Life Assurance Company (collectively, “Momentum”) for a purchase price of $213.3 million, net of customary closing adjustments (the “Momentum Acquisition”). The Momentum Acquisition was funded through borrowings under Sitio OpCo's 364-day term loan credit facility (the “Bridge Loan Facility”) and borrowings under the Sitio Revolving Credit Facility, in addition to cash on hand.

The Momentum Acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the relative fair values of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Company recorded $74.2 million of the total consideration as unproved oil and gas property and $139.1 million as proved oil and gas property. Additionally, $0.7 million of transaction costs were capitalized related to the Momentum Acquisition.

Foundation Acquisition

In June 2022, the Company completed the acquisition of approximately 19,700 NRAs in the Permian Basin from Foundation Minerals, LLC (“Foundation”) for $320.6 million, net of customary closing adjustments (the “Foundation Acquisition”), funded primarily by proceeds from the Bridge Loan Facility as well as borrowings under the Sitio Revolving Credit Facility and cash on hand.

The Foundation Acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the relative fair values of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets received, the Company recorded $189.3 million of the total consideration as unproved oil and gas property and $131.3 million as proved oil and gas property. Additionally, $0.8 million of transaction costs were capitalized related to the transaction.

Falcon Acquisition

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford and Appalachian Basin from Falcon in a reverse merger. Refer to “Note 4 – Falcon Reverse Merger” for further information.

8. Debt

Sitio Revolving Credit Facility

On February 3, 2023, a Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Revolving Credit Facility”) was entered into by Sitio OpCo, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent (as successor administrative agent to Bank of America, N.A.) and as issuing bank, and the lenders and other financial institutions from time to time party thereto. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, the Brigham Revolving Credit Facility (as defined below) was paid off and refinanced in full.

The Sitio Revolving Credit Facility bears interest at a rate per annum equal to, at our option, an adjusted Term SOFR rate or a base rate, plus an applicable margin and credit spread adjustment. The applicable margin is based on utilization of the Sitio Revolving Credit Facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of Term SOFR rate loans and letters of credit, 2.500% to 3.500%. The credit spread adjustment for Term SOFR rate loans ranges from 0.100% to 0.250% depending on the applicable interest rate and interest rate period. Sitio OpCo may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under the Sitio Revolving Credit Facility in an amount ranging from 0.375% to 0.500% based on utilization of the Sitio Revolving Credit Facility. The Sitio Revolving Credit Facility is subject to other customary fee, interest and expense reimbursement provisions.

As of March 31, 2023 and December 31, 2022, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 7.79% and 7.62%, respectively. As of March 31, 2023 and December 31, 2022, the Company had unamortized debt issuance costs of $12.3 million and $6.0 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the three months ended March 31, 2023 and 2022, the Company recognized $618,000 and $204,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility, as such $783,000 of previously capitalized deferred financing costs were written off during the three months ended March 31, 2023.

The Sitio Revolving Credit Facility matures on the earlier of (i) June 30, 2027 and (ii) the date that is 180 days prior to the final maturity date of the 2026 Senior Notes (as defined below) if any 2026 Senior Notes remain outstanding on such date. Loans drawn under the Sitio Revolving Credit Facility may be prepaid at any time without premium or penalty (other than customary breakage costs for Term SOFR rate loans) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected commitments of the lenders at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed, subject to compliance with the Sitio Revolving Credit Facility. In addition, Sitio OpCo may permanently reduce or terminate in full the commitments under the Sitio Revolving Credit Facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid and may not be reborrowed. Upon the occurrence of an event of default under the Sitio Revolving Credit Facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under the Sitio Revolving Credit Facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

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

As of March 31, 2023, the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) was $750.0 million as determined by the lenders and the outstanding balance under the Sitio Revolving Credit Facility was $487.0 million. As of December 31, 2022, the Sitio Borrowing Base was $300.0 million as determined by the lenders and the outstanding balance under the Sitio Revolving Credit Facility was $250.0 million.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Revolving Credit Facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million. EBITDA for the period ending on March 31, 2023 is calculated as EBITDA for the period beginning on July 1, 2022 and ending on March 31, 2023 multiplied by four-thirds. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at March 31, 2023 and December 31, 2022.

Brigham Revolving Credit Facility

In conjunction with the closing of the Brigham Merger, the Company assumed the credit facility evidenced by that certain Credit Agreement, led by Wells Fargo Bank, N.A. as Administrative Agent, Letter of Credit Issuer, Sole Lead Arranger and Bookrunner, pursuant to which the lenders thereunder provided a senior secured revolving credit facility to Brigham Resources, LLC in an aggregate principal amount of up to $500.0 million (as amended, the “Brigham Revolving Credit Facility”). In connection with the amendment and restatement of the Sitio Revolving Credit Facility, the Brigham Revolving Credit Facility was paid off and refinanced in full, and all obligations arising under the Brigham Revolving Credit Facility were terminated.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain institutional investors as holders (the “Holders”) and U.S. Bank Trust Company, National Association, as agent for the Holders (the “Agent”).

Pursuant to the Note Purchase Agreement, Sitio OpCo issued senior unsecured notes to the Holders in an aggregate principal amount of $450.0 million (the “2026 Senior Notes”). Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

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

Interest accrues on the 2026 Senior Notes at an adjusted Term SOFR rate (including a 0.150% spread adjustment) for a three-month period plus a margin of 5.75%, unless the Agent determines that adequate and reasonable means do not exist for ascertaining the Term SOFR rate or the Requisite Holders (as defined in the Note Purchase Agreement) determine that the Term SOFR rate will not reflect the cost of maintaining their 2026 Senior Notes for the relevant period, in which case the 2026 Senior Notes will bear interest at a base rate (defined on the basis of the prime rate) plus a margin of 4.75%. Interest payments on the 2026 Senior Notes are due quarterly.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes on the last business day of each calendar quarter in an amount equal to 2.50% of the aggregate principal amount of all the 2026 Senior Notes issued under the Note Purchase Agreement, which prepayments will not require the payment of any premium (each, an “Optional Quarterly Payment”). If Sitio OpCo does not make an Optional Quarterly Payment on any quarterly payment date, the applicable margin on the 2026 Senior Notes will increase to 7.75% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and 6.75% for 2026 Senior Notes bearing interest based on the base rate. The increased margin will apply until the earlier of the date on which Sitio OpCo makes such Optional Quarterly Payment or the next quarterly payment date.

As of March 31, 2023 and December 31, 2022, the Company had $427.5 million and $438.8 million, respectively, of 2026 Senior Notes outstanding. As of March 31, 2023 and December 31, 2022, the weighted average interest rate of the 2026 Senior Notes was 10.80% and 11.23%, respectively. As of March 31, 2023 and December 31, 2022, the Company had unamortized debt issuance costs of $4.5 million and $4.7 million, respectively, in connection with its issuance of the 2026 Senior Notes. Such costs are reported as a reduction to long-term debt on our condensed consolidated balance sheets and are amortized over the life of the 2026 Senior Notes. For the three months ended March 31, 2023, the Company recognized $359,000 of interest expense attributable to the amortization of issuance costs related to the Note Purchase Agreement. No such expense was recognized for the three months ended March 31, 2022.

The Note Purchase Agreement includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary mandatory prepayments, representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions and restrictions on certain investments. The Note Purchase Agreement requires Sitio OpCo to maintain a leverage ratio of not more than 3.50 to 1.00, which is tested as of the last day of each fiscal quarter. During the continuance of an event of default, the Holders may take certain actions, including declaring the entire amount of the 2026 Senior Notes and other amounts then outstanding under the Note Purchase Agreement to be due and payable. As of March 31, 2023 and December 31, 2022, Sitio OpCo was in compliance with the terms and covenants of the 2026 Senior Notes.

First Amendment to Note Purchase Agreement

On December 29, 2022, Sitio OpCo and the guarantors entered into that certain First Amendment to Note Purchase Agreement (the “NPA First Amendment”), pursuant to which, among other things, the Note Purchase Agreement was amended to (i) designate certain subsidiaries of Brigham as unrestricted subsidiaries under the Note Purchase Agreement (such designated subsidiaries, the “Specified Brigham Subsidiaries”), (ii) require that the Specified Brigham Subsidiaries become restricted subsidiaries under the Note Purchase Agreement and the Sitio Credit Agreement (as defined in the Note Purchase Agreement) on or before June 30, 2023, (iii) postpone the automatic 0.75% (or, in certain circumstances, 1.75%) reduction of the applicable margin on the 2026 Senior Notes from the date when the Mergers are consummated to the date when the Specified Brigham Subsidiaries are designated as restricted subsidiaries under the Note Purchase Agreement (such date of designation, the “Fold In Date”) and (iv) include restrictions on the amount of debt that can be incurred by the Specified Brigham Subsidiaries before they are designated as restricted subsidiaries under the Note Purchase Agreement.

Guarantor Accession Agreement

On February 3, 2023, (a) the Specified Brigham Subsidiaries were designated as restricted subsidiaries under the Note Purchase Agreement (collectively, the “Designations”) and (b) after such Designations, the Specified Brigham Subsidiaries entered into that certain Guarantor Accession Agreement, pursuant to which, among other things, the Specified Brigham Subsidiaries became guarantors under the Note Purchase Agreement on such date. As a result, the “Fold In Date” under the Note Purchase Agreement occurred on February 3, 2023.

9. Equity

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board.

Class C Common Stock

Shares of Class C Common Stock are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be cancelled. During the three months ended March 31, 2023, 6,270 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were cancelled.

Treasury Shares

During the three months ended March 31, 2023, the Company canceled 633,005 shares of its Class A Common Stock held in treasury. The treasury shares were recorded at a price of $30.15 upon contribution to the Company as part of the Brigham Merger consideration. As of March 31, 2023 there were no shares held in treasury.

Cash Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder record date
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

See “Note 18 – Subsequent Events” for additional information regarding cash dividends.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Class A stockholders	$22,653	$—
Less: Earnings allocated to participating securities	(400)	—
Net income attributable to Class A stockholders - basic	$22,253	$—
Plus: net income attributable to noncontrolling interest	25,066
Net income attributable to Class A stockholders - diluted	$47,319	$—
Denominator:
Weighted average shares outstanding - basic	80,178	—
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	80,178	—

Net income per common share - basic	$0.28	$—
Net income per common share - diluted	$0.28	$—

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Warrants	5,312	—
Unvested share-based compensation awards	651	—
Total	5,963	—

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of March 31, 2023.

Earn-Out

Contributors of Falcon’s initial assets in 2018 will be entitled to receive earn-out consideration to be paid in the form of Sitio OpCo Partnership Units (with a corresponding number of shares of Class C Common Stock) if the volume-weighted average price of the trading days during any thirty (30) calendar days (the “30-Day VWAP”) of the Class A Common Stock equals or exceeds certain hurdles set forth in the Contribution Agreement, dated as of June 3, 2018, by and among Falcon and the other parties thereto. If the 30-Day VWAP of the Class A Common Stock is $50.00 or more per share (on a split-adjusted basis) at any time within the seven years following the 2018 closing, the contributors will receive (a) an additional 2.5 million Sitio OpCo Partnership Units (and an equivalent number of shares of Class C Common Stock), plus (b) an amount of Sitio OpCo Partnership Units (and an equivalent number of shares of Class C Common Stock) equal to (i) the amount by which annual cash dividends paid on each share of Class A Common Stock exceeds $2.00 in each year between the closing and the date the first earn-out is achieved (with any dividends paid in the stub year in which the first earn-out is achieved annualized for purposes of determining what portion of such dividends would have, on an annual basis, exceeded $2.00), multiplied by 2.5 million, (ii) divided by $50.00. If the 30-Day VWAP of the Class A Common Stock is $60.00 or more per share (on a split-adjusted basis) at any time within the seven years following the closing (which $60.00 threshold will be reduced by the amount by which annual cash dividends paid on each share of Class A Common Stock exceeds $2.00 in each year between the closing and the date the earn-out is achieved, but not below $50.00), the contributors will receive an additional 2.5 million Sitio OpCo Partnership Units (and an equivalent number of shares of Class C Common Stock). Upon recognition of the earn-out, as there is no consideration received, the Company would record the payment of the earn-out as adjustments through equity (noncontrolling interest and additional-paid-in-capital).

10. Noncontrolling Interest

Noncontrolling interest represents the 48.1% economic interest of the units of Sitio OpCo not owned by Sitio in the condensed consolidated balance sheets. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each OpCo Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Units for, at Sitio's election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one OpCo Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.

Noncontrolling interest is recorded at its carrying value. From the period from December 31, 2022 through March 31, 2023, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

Noncontrolling Interest
Balance – December 31, 2022	$2,164,228
Net income	25,066
Share-based compensation	555
Conversion of Class C Common Stock to Class A Common Stock	(183)
Distributions to noncontrolling interest	(49,206)
Balance – March 31, 2023	$2,140,460

11. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of March 31, 2023, a total of 6,856,051 shares of Class A Common Stock remain available for future grant under the Plan.

For the three months ended March 31, 2023, the Company incurred $4.7 million of share-based compensation which is included in general and administrative expense in the accompanying condensed consolidated statements of income. There was no share-based compensation expense recognized for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company recorded $400,000 related to DERs. For the three months ended March 31, 2022, no DERs were paid.

Restricted Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue RSUs to eligible executive officers and employees. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. RSUs granted by the Company include DERs, which entitle the holder to receive payments as if the unvested awards were shares of Class A Common Stock of record as of the dividend record dates. Such amounts are paid simultaneously with the general dividend to our stockholders.

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

The following table summarizes activity related to unvested RSUs for the three months ended March 31, 2023.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	446,128	$29.11
Granted	185,188	24.19
Forfeited	(4,634)	29.80
Vested	—	—
Unvested at March 31, 2023	626,682	$27.65

For the three months ended March 31, 2023, the Company recognized $2.3 million of share-based compensation expense related to RSUs. As of March 31, 2023, there was approximately $10.5 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.3 years. As of and for the three months ended March 31, 2022 there was no share-based compensation expense and no unamortized expense related to RSUs.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to our non-employee directors. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

In connection with the Falcon Merger, the Board granted awards of DSUs under the Plan to certain of our non-employee directors. The DSUs are expected to vest in equal quarterly installments over the one-year period beginning on June 7, 2022. Any vested DSUs are settled in shares of Class A Common Stock when a recipient’s service relationship is terminated for any reason.

The following table summarizes activity related to unvested DSUs for the three months ended March 31, 2023.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	41,724	$29.12
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2023	41,724	$29.12

For the three months ended March 31, 2023, the Company recognized $348,000 of share-based compensation expense related to DSUs. As of March 31, 2023, there was approximately $178,000 of unamortized equity-based compensation expense related to unvested DSUs. That expense is expected to be recognized over a weighted average period of 0.1 years. As of and for the three months ended March 31, 2022 there was no share-based compensation expense and no unamortized expense related to DSUs.

Performance Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue performance stock units (“PSUs”) to eligible employees and directors.

In connection with the Falcon Merger, the Board granted an annual equity-based award to our executive officers under the Plan, which consisted of PSUs. The PSUs will be eligible to be earned based on achievement of certain pre-established goals for annualized absolute Total Shareholder Return (“TSR”) over a three-year period following the consummation of the Falcon Merger. In December 2022, the Board further granted an annual equity-based award to certain employees under the Plan, which consisted of PSUs. The PSUs will be eligible to be earned based on achievement of certain pre-established goals for annualized absolute TSR over a three-year period following December 30, 2022. In March 2023, the Board further granted an annual equity-based award to our executive officers under the Plan, which consisted of PSUs. The PSUs will be eligible to be earned based on achievement of certain pre-established goals for annualized absolute TSR over a three-year period following January 1, 2023.

The performance targets associated with the PSU awards are outlined below:

	Annualized Absolute TSR Goal	Percentage of Target PSUs Earned
Base of Range	Less than 0%	0%
Threshold	0%	50%
Target	10%	100%
Maximum	20%	200%

For purposes of determining our annualized absolute TSR over the performance period, the beginning stock price will be based on our 20-day volume weighted average stock price beginning on the applicable grant date or a date specified by the award agreement. The ending price will generally be based on the 20-day volume weighted average stock price ending on the last day of the performance period. PSU payouts for results that fall in between a stated threshold will be interpolated linearly.

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

The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2022	67.23% - 67.30%	2.89% - 4.18%	0.00%
2023	52.71%	4.60%	0.00%

The following table summarizes activity related to unvested PSUs for the three months ended March 31, 2023.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	308,953	$39.12
Granted	504,041	25.81
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2023	812,994	$30.87

For the three months ended March 31, 2023, the Company recognized $1.3 million of share-based compensation expense related to PSUs. As of March 31, 2023, there was approximately $21.5 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 2.6 years. As of and for the three months ended March 31, 2022 there was no share-based compensation expense and no unamortized expense related to PSUs.

Restricted Stock Units Converted in the Brigham Merger

In connection with the Brigham Merger, several legacy Brigham employees joined Sitio. Legacy Brigham RSUs held by such legacy Brigham employees were converted to Sitio RSUs in connection with the Brigham Merger at an exchange ratio of 1.133 Sitio RSUs for each Brigham RSU. These converted RSUs will retain the original vesting schedules of the Brigham RSUs, which vest in one-third increments on the anniversaries of the original grant dates of the Brigham RSUs. The Company estimated the fair value of the converted RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the three months ended March 31, 2023.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	21,279	$30.15
Granted	—	—
Forfeited	(3,147)	30.15
Vested	(7,092)	30.15
Unvested at March 31, 2023	11,040	$30.15

For the three months ended March 31, 2023, the Company recognized $60,000 of share-based compensation expense related to the RSUs converted in the Brigham Merger. As of March 31, 2023, there was approximately $485,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger. That expense is expected to be recognized over a weighted average period of approximately 2.0 years. As of and for the three months ended March 31, 2022, there was no share-based compensation expense and no unamortized expense related to these awards.

Performance Stock Units Converted in the Brigham Merger

In connection with the Brigham Merger, several legacy Brigham employees joined Sitio. Legacy Brigham PSUs held by such legacy Brigham employees were converted to Sitio PSUs in connection with the Brigham Merger at an exchange ratio of 1.133 Sitio PSUs for each Brigham PSU. The converted PSUs retain and carry over the remainder of the legacy three-year vesting period. The performance targets associated with the Brigham PSUs were deemed to have been achieved at 200% as of the date of the Brigham Merger. Because all performance targets were achieved prior to conversion and the number of Class A Common Shares to be issued upon satisfaction of the service requirements is known, the Company estimated the fair value of the converted PSUs as the closing price of the Company’s Class A Common Stock on the grant date of the awards, which is expensed over the applicable service period.

The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the three months ended March 31, 2023.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	10,786	$30.15
Granted	—	—
Forfeited	(3,148)	30.15
Vested	—	—
Unvested at March 31, 2023	7,638	$30.15

For the three months ended March 31, 2023, the Company recognized $31,000 of share-based compensation expense related to PSUs converted in the Brigham Merger. As of March 31, 2023, there was approximately $246,000 of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 2.0 years. As of and for the three months ended March 31, 2022, there was no share-based compensation expense and no unamortized expense related to such awards.

Sitio OpCo Restricted Stock Awards

In connection with the Falcon Merger, legacy Desert Peak owners (the “Falcon Merger Sponsors”), desired to assign, transfer and convey their rights to receive a portion of their Falcon Merger Consideration to our executive officers as an incentive to continue to serve as executive officers following the Falcon Merger. The Falcon Merger Consideration consists of Sitio Royalties OpCo Partnership Units and an equal number of shares of Class C Common Stock. The conveyance of Falcon Merger Consideration, which consists of Class C Common Stock, is deemed to be a grant of restricted stock awards (each, an “RSA”) to our executive officers. Each Sitio OpCo RSA is expected to vest in equal installments on the first four anniversaries of June 6, 2022. The Company estimated the fair value of the RSAs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested Sitio OpCo RSAs for the three months ended March 31, 2023

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	309,527	$29.12
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2023	309,527	$29.12

For the three months ended March 31, 2023, the Company recognized $555,000 of share-based compensation expense related to the Sitio OpCo RSAs. As of March 31, 2023, there was approximately $7.2 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs. That expense is expected to be recognized over a weighted average period of approximately 3.2 years. As of and for the three months ended March 31, 2022 there was no share-based compensation expense and no unamortized expense related to the Sitio OpCo RSAs.

12. Warrants

In July 2017, Falcon consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant (the “Public Warrants”). As a result of the Falcon Merger, the Company’s Warrants were adjusted such that four whole Public Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $2.00, it is categorized as an Extraordinary Dividend. Extraordinary Dividends reduce, penny for penny, the exercise price of the Warrants. As of March 31, 2023, the exercise price of the Warrants was $44.41 after giving effect to the Reverse Stock Split and after the Extraordinary Dividends that were paid subsequent to the Falcon Merger. The Public Warrants will expire in August 2023 or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $72.00 per share, after giving effect to the Reverse Stock Split, for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Upon closing of Falcon’s IPO, Osprey Sponsor, LLC (the “IPO Sponsor”) purchased an aggregate of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant. As a result of the Falcon Merger and the Extraordinary Dividends, the Company’s Private Placement Warrants were adjusted such that four Private Placement Warrants are exercisable for one share of Class A Common Stock at an exercise price of $44.41 per share of Class A Common Stock. The Private Placement Warrants are identical to the Public Warrants discussed above, except (a) they will not be redeemable by the Company so long as they are held by the IPO Sponsor and (b) they may be exercisable by the holders on a cashless basis.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract. Therefore, the Warrants were recorded at fair value at the time of the Falcon Merger and are remeasured at each reporting period with the change in fair value recorded in the condensed consolidated statements of income. As of March 31, 2023 and December 31, 2022, there were 13,749,998 Public Warrants outstanding and 7,500,000 Private Placement Warrants outstanding. The fair value of the Public Warrants was determined using the readily observable publicly traded price (Level 1) as of the end of each reporting period. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 was $536,000 and $1.6 million, respectively. The fair value of the Private Placement Warrants was estimated utilizing a Black-Scholes model using the following range of significant unobservable inputs (Level 3) as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Stock price	$22.60	$28.85
Volatility	46.5%	47.0%
Risk-free rate	4.90%	4.70%
Dividend yield	8.85%	6.93%
Term	0.4 years	0.7 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 (in thousands). There were no warrants outstanding for the Predecessor prior to the date of the Falcon Merger.

Three Months Ended March 31,
2023
Balance at January 1, 2023	$1,369
Decrease in fair value	(1,313)
Balance at March 31, 2023	$56

13. Derivative Instruments

Commodity Derivatives

The Company may enter into commodity derivative contracts to manage its exposure to oil and gas price volatility associated with its production. These derivatives are not entered into for trading or speculative purposes. While the use of these instruments limits the downside risk of adverse commodity price changes, their use may also limit future cash flows from favorable commodity price changes. Depending on acquisitions consummated, changes in oil and gas futures markets, and management’s view of underlying supply and demand trends, the Company may increase or decrease its derivative positions. The Company’s commodity derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses on commodity derivatives are recognized in the Company’s condensed consolidated statements of income.

The Company may utilize fixed price swaps, basis swaps, and two- and three-way collars to manage commodity price risk. The Company may enter into these contracts when management believes that favorable future sales prices for the Company’s production can be secured and acquisitions consummated are accretive. Under fixed price swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. The Company may also enter into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price that is representative of the price received by many of our operators. Under collar agreements, the Company receives the difference between the published index price and a floor price if the index price is below the floor price or the Company pays the difference between the ceiling price and the index price if the index price is above the ceiling price. No amounts are paid or received if the index is between the floor and the ceiling. By utilizing a collar, the Company has fixed the minimum and maximum prices received on the underlying production.

The Company’s oil and gas swap contracts as of March 31, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
April 2023 - December 2023	3,050	$93.71
January 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
April 2023 - December 2023	500	$3.83
January 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of March 31, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 – June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
April 2023 - December 2023	8,500	$4.82	$7.93
January 2024 - December 2024	11,400	$4.00	$7.24
January 2025 – June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of March 31, 2023 and December 31, 2022.

Interest Rate Derivatives

In November 2022, the Company entered into an interest rate swap agreement for an initial notional amount of $225.0 million. Such notional amount decreases by $5.625 million every 91 days. The interest rate swap manages exposure to changes in interest rates from variable rate obligations related to the 2026 Senior Notes. The interest rate swap term expires December 31, 2023. The Company’s interest rate derivative contract has not been designated a hedge for accounting purposes; therefore, all gains and losses on the interest rate swap are recognized in the Company’s condensed consolidated statements of income. The interest rate swap was not entered into for trading or speculative purposes.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Balance sheet location	Fair value	Balance sheet location	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$24,411	Current assets	$18,555
Interest rate contracts	Current assets	199	Current assets	319
Commodity contracts	Long-term assets	16,353	Long-term assets	13,379

Total asset derivatives		$40,963		$32,253

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	Current liabilities	$—
Commodity contracts	Long-term liabilities	—	Long-term liabilities	—

Total liability derivatives		$—		$—

Net derivatives		$40,963		$32,253

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the condensed consolidated balance sheets (in thousands):

	March 31, 2023			December 31, 2022
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$43,753	$(2,989)	$40,764	$36,813	$(4,879)	$31,934
Interest rate derivative assets	199	—	199	319	—	319
Commodity derivative liabilities	(2,989)	2,989	—	(4,879)	4,879	—

The following table is a summary of derivative gains and losses, and where such values are recorded in the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended
	Statement of income location	March 31, 2023	March 31, 2022
Commodity derivative gains (losses)	Other income	$14,763	$(1,114)
Interest rate derivative losses	Other income	(160)	—

The fair values of commodity derivative and interest rate derivative instruments were determined using Level 2 inputs.

Credit Risk in Derivative Instruments

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All commodity derivative and interest rate derivative counterparties are current lenders under the Sitio Revolving Credit Facility. Accordingly, the Company is not required to provide any credit support to its derivative counterparties other than cross collateralization with the properties securing the Sitio Revolving Credit Facility. The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. The Company has set-off provisions with its lenders that, in the event of counterparty default, allow the Company to set-off amounts owed under the Sitio Revolving Credit Facility or other general obligations against amounts owed to the Company for derivative contract assets.

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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. No impairment of proved properties was recorded for the three months ended March 31, 2023 and 2022.

The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. The fair value of the Company's interest rate swap (Level 2) was estimated using quoted SOFR curves, discounted cash flows and credit risk adjustments. See “Note 13 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

The fair value of the Company’s Public Warrants was determined using readily observable, publicly-traded prices (Level 1) for the warrants as of March 31, 2023 and December 31, 2022. The fair value of the Company’s Private Placement Warrants was estimated utilizing a Black-Scholes model using a range of significant unobservable inputs (Level 3) as of March 31, 2023 and December 31, 2022. See “Note 12 – Warrants” for further information on the fair value of the Company’s Public Warrants and Private Placement Warrants.

The carrying values of cash, accrued revenue, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to our 2026 Senior Notes and Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates which are reflective of current market conditions (Level 2).

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

PSU awards are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. See “Note 11 – Share-Based Compensation” for further information on the fair value of the Company's PSU awards.

15. Income Taxes

The Company uses the asset and liability method for accounting for income taxes and updates its annual effective income tax rate on a quarterly basis. Under this method an estimated annual effective rate is applied to the Company’s year-to-date income excluding discrete items which are recorded when settled. Our effective tax rate may vary quarterly because of the timing of our actual quarterly earnings compared to annual projections which may affect periodic comparisons.

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor’s financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor’s financial statements was the Texas margin tax and certain state income taxes. Income tax expense was $7.2 million for the three months ended March 31, 2023 resulting in an effective tax rate of 13.1% for the three months ended March 31, 2023.

Total income tax expense for the three months ended March 31, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company’s noncontrolling interests. The Company’s ASC 740 – Income Taxes balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. As the Company’s ownership interest in Sitio OpCo is 51.9%, only tax attributes allocated to the Company are recorded at this level, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported herein.

16. Commitments and Contingencies

From time to time, the Company may be involved in various legal proceedings, lawsuits, and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management does not believe that the resolution of these matters will have a material adverse impact on the Company’s financial condition, results of operations, or its cash flows.

17. Related Party Transactions

The Predecessor was founded by Kimmeridge Energy Management Company, LLC (collectively with its affiliates, “Kimmeridge”

or the “Manager”).

Predecessor Management Fees

The Predecessor entered into a management services arrangement with the Manager. For the three months ended March 31, 2022, the Manager earned and was paid approximately $1.9 million in management fees relating to management services. No such fees were earned or paid for the three months ended March 31, 2023. This management services arrangement terminated in connection with the Falcon Merger.

18. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Cash Dividends

On May 9, 2023, the Company declared a cash dividend of $0.50 per share of Class A Common Stock with respect to the first quarter of 2023. The dividend is payable on May 31, 2023 to the stockholders of record at the close of business on May 19, 2023.

Sitio Revolving Credit Facility

On April 28, 2023, the Sitio Borrowing Base was reaffirmed at $750.0 million by the lenders in connection with the semi-annual borrowing base redetermination.

As of May 5, 2023, the Company had $441.0 million of outstanding borrowings under the Sitio Revolving Credit Facility.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of present or historical fact, included in this quarterly report concerning, among other things, strategy, future operations, financial condition, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such forward-looking statements, can be affected by assumptions used or by known or unknown risks or uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Consequently, no forward-looking statements can be guaranteed.

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
our ability to finance our obligations;
•
our ability to execute our business strategy;
•
changes in general economic, business or industry conditions, including the material and adverse negative consequences of the COVID-19 pandemic and its impact on the global and national economy, the continued impact of inflation, central bank policy, bank failures and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia;
•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of recent production cuts by OPEC and the armed conflict in Ukraine and the potential destabilizing effect such conflict may pose for the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
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
•
the impact of environmental, health and safety and other governmental regulations and of current or pending legislation, including federal and state legislative and regulatory initiatives relating to hydraulic fracturing and the impact of the Inflation Reduction Act of 2022 and any related legislation, regulations or changes in policy;
•
future operating results;
•
risk related to our hedging activities;
•
exploration and development drilling prospects, inventories, projects, and programs;
•
the impact of reduced drilling activity in our focus areas and uncertainty in whether development projects will be pursued;
•
operating hazards faced by our operators;
•
technological advancements;
•
weather conditions, natural disasters and other matters beyond our control; and
•
certain risk factors discussed elsewhere in this quarterly report.

Should one or more of the risks or uncertainties described in this quarterly report, our Annual Report or any of our other SEC filings, occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We caution that the foregoing list of factors is not exclusive. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and we may be subject to currently unforeseen risks that may have a materially adverse effect on our Company. All subsequent written and oral forward-looking statements concerning our Company, or any person acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could impact our strategy. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that we expect our operators to ultimately recover. Should one or more of the risks or uncertainties described under “Risk Factors” in this quarterly report occur, Sitio’s actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this quarterly report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. The forward-looking statements speak only as of the date made and, other than as required by law, we do not undertake any obligation to update publicly or revise any of these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022, 2021, and 2020 in the Annual Report and interim unaudited condensed consolidated financial statements of Sitio Royalties Corp. and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by context, references to (a) the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Falcon Merger, Desert Peak and its subsidiaries, (ii) for periods subsequent to the closing of the Falcon Merger and prior to the Brigham Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak but excluding Brigham and (iii) for periods subsequent to the closing of the Falcon Merger and Brigham Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak and Brigham, and (b) “KMF,” “KMF Land,” “Desert Peak,” or similar terms, when used in a historical context refer to our “Predecessor,” Kimmeridge Mineral Fund, LP, for financial reporting purposes.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors which include, but are not limited to market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital for mineral acquisitions, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

As of March 31, 2023, we owned mineral and royalty interests representing approximately 260,600 NRAs when adjusted to a 1/8th royalty. For the three months ended March 31, 2023, the average net daily production associated with our mineral and royalty interests was 34,440 BOE/d, consisting of 17,655 Bbls/d of oil, 60,387 Mcf/d of natural gas and 6,721 Bbls/d of NGLs. Since our Predecessor’s formation in November 2016, we have accumulated our acreage position by making 187 acquisitions. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the three months ended March 31, 2023, our production and ad valorem taxes were approximately $3.37 per BOE, relative to an average realized price of $46.96 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Sitio Revolving Credit Facility

On February 3, 2023, Sitio OpCo entered into the Third Amended and Restated Credit Agreement (the “Sitio Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as the administrative agent (as successor administrative agent to Bank of America, N.A.) and as issuing bank, and the lenders and other financial institutions from time to time party thereto. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, the Brigham Revolving Credit Facility was paid off and refinanced in full.

Pursuant to the terms and conditions of the Sitio Revolving Credit Facility, the lenders committed to provide a senior secured revolving credit facility to Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) in an aggregate principal amount of up to $1.5 billion. The availability under the Sitio Revolving Credit Facility, including availability of letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating the loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the lenders. At the time of close, the Sitio Revolving Credit Facility had a $750.0 million borrowing base and $750.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Sitio Revolving Credit Facility provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million.

Acquisitions

As of March 31, 2023, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 187 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.

Production and Operations

Our average daily production during the three months ended March 31, 2023 and 2022 was 34,440 BOE/d (51% crude oil) and 11,387 BOE/d (52% crude oil), respectively. For the three months ended March 31, 2023, we received an average of $74.10 per Bbl of crude oil, $2.70 per Mcf of natural gas and $21.75 per Bbl of NGLs, for an average realized price of $46.96 per BOE. For the three months ended March 31, 2022, we received an average of $92.04 per Bbl of crude oil, $4.63 per Mcf of natural gas and $37.81 per Bbl of NGLs, for an average realized price of $63.38 per BOE.

As of March 31, 2023, we had 34,007 gross (253.3 net) producing horizontal wells on our acreage. Additionally, as of March 31, 2023, there were 3,966 gross (25.0 net) horizontal wells in various stages of drilling or completion and 3,202 gross (17.8 net) active horizontal drilling permits on our acreage.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies and services. The U.S. Bureau of Labor Statistics Consumer Price Index for all urban consumers increased 5% from March 2022 to March 2023 as compared to the average annual increase of 3% over the previous 10 years. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. These interest rate increases generally impact our borrowing costs as borrowings on the Sitio Revolving Credit Facility and our 2026 Senior Notes are variable rates which fluctuate with broader interest rates in the market.

Additionally, the initial outbreak of COVID-19 caused a disruption to the oil and natural gas industry and to our business by, among other things, contributing to a significant decrease in global crude oil demand and price for oil in 2020. While this disruption was somewhat alleviated in 2021 and 2022, with the increase in domestic vaccination programs and reduced spread of the COVID-19 virus contributing to an improvement in the economy and higher realized prices for commodities the global economy continues to be impacted by the effects of and responses to the COVID-19 pandemic and newly emerging variants of the virus. The oil and natural gas industry has also been recently impacted by announcements of voluntary production cuts by OPEC+ and others.

The global economy also continues to be impacted by the February 2022 launch of a large-scale invasion of Ukraine by Russia, and has been more recently impacted by, among other events, the collapse of certain financial institutions and uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the invasion and associated sanctions, the financial institution collapses and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. That said, as we do not explore, develop or operate on our oil and gas properties, we have not experienced any significant supply chain interruptions as a result of the COVID-19 pandemic or global supply and demand imbalances. However, our operators may experience supply chain disruptions which could impact their ability to develop our properties.

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

Management Fees

The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, Sitio's Chairman, is a managing member. Fees incurred under the agreement totaled approximately $1.9 million for the three months ended March 31, 2022. This agreement was terminated in connection with the Falcon Merger and we will not incur future expense under the agreement. Additionally, certain other expenses associated with the limited partnership structure of the Predecessor will not be incurred by us in future periods.

Acquisitions

Our Predecessor’s financial statements as of and for the three months ended March 31, 2022 do not include the results of operations for the assets acquired in the Falcon Merger, Foundation Acquisition, Momentum Acquisition, and Brigham Merger prior to the respective dates of acquisition. As a result, our Predecessor’s financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.

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

Debt and Interest Expense

As a public company, we may finance a portion of our acquisitions with borrowings under the Sitio Revolving Credit Facility or other debt instruments. As a result, we will incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Statement of Income Data:
Revenue:
Total revenues	$150,826	$66,363
Operating Expenses:
Management fees to affiliates	—	1,870
Depreciation, depletion and amortization	67,763	15,385
General and administrative	11,676	4,063
Severance and ad valorem taxes	10,459	3,854
Total operating expenses	89,898	25,172
Net income from operations	60,928	41,191
Interest expense (net)(1)	(22,203)	(1,168)
Change in fair value of warrant liability	2,358	—
Loss on extinguishment of debt	(783)	—
Commodity derivatives gains (losses)	14,763	(1,114)
Interest rate derivative losses	(160)	—
Net income before income tax expense	54,903	38,909
Income tax expense	(7,184)	(387)
Net income	47,719	38,522
Net income attributable to Predecessor	—	(38,522)
Net income attributable to noncontrolling interest	(25,066)	—
Net income attributable to Class A stockholders	$22,653	$—

(1)
Interest expense is presented net of interest income.

	Three Months Ended March 31,
	2023	2022
Production Data:
Crude oil (MBbls)	1,589	535
Natural gas (MMcf)	5,435	1,694
NGLs (MBbls)	605	207
Total (MBOE)(6:1)	3,100	1,025
Average daily production (BOE/d)(6:1)	34,440	11,387
Average Realized Prices:
Crude oil (per Bbl)	$74.10	$92.04
Natural gas (per Mcf)	$2.70	$4.63
NGLs (per Bbl)	$21.75	$37.81
Combined (per BOE)	$46.96	$63.38
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$77.14	$92.04
Natural gas (per Mcf)	$2.90	$4.63
NGLs (per Bbl)	$21.75	$37.81
Combined (per BOE)	$48.87	$63.38

Revenue

Our consolidated revenues for the three months ended March 31, 2023 totaled $150.8 million as compared to $66.4 million for the three months ended March 31, 2022, an increase of 127%. The increase in revenues was due to an increase of $80.6 million in mineral and royalty revenue and an increase of $3.8 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the three months ended March 31, 2023 was $117.7 million as compared to $49.3 million for the three months ended March 31, 2022, an increase of $68.4 million. We realized a $97.0 million increase in year-over-year oil revenue due to a 197% increase in oil production volumes, which increased from 535 MBbls for the three months ended March 31, 2022 to 1,589 MBbls for the three months ended March 31, 2023. This was offset by a $28.6 million decrease in our year-over-year oil revenue due to a decrease of $17.94/Bbl in our average price received for oil production, which declined from $92.04/Bbl for the three months ended March 31, 2022 to $74.10/Bbl for the three months ended March 31, 2023.

Natural gas revenue for the three months ended March 31, 2023 was $14.7 million as compared to $7.9 million for the three months ended March 31, 2022, an increase of $6.8 million. We realized a $17.3 million increase in year-over-year gas revenue due to a 221% increase in gas production volumes, which increased from 1,694 MMcf for the three months ended March 31, 2022 to 5,435 MMcf for the three months ended March 31, 2023. This was offset by a $10.5 million decrease in our year-over-year gas revenue due to a decrease of $1.93/Mcf in our average price received for gas production, which declined from $4.63/Mcf for the three months ended March 31, 2022 to $2.70/Mcf for the three months ended March 31, 2023.

NGLs revenue for the three months ended March 31, 2023 was $13.2 million as compared to $7.9 million for the three months ended March 31, 2022, an increase of $5.3 million. We realized a $15.0 million increase in year-over-year NGLs revenue due to a 192% increase in NGLs production volumes, which increased from 207 MBbls for the three months ended March 31, 2022 to 605 MBbls for the three months ended March 31, 2023. This was offset by a $9.7 million decrease in our year-over-year NGLs revenue due to a decrease of $16.06/Bbl in our average price received for NGLs production, which declined from $37.81/Bbl for the three months ended March 31, 2022 to $21.75/Bbl for the three months ended March 31, 2023.

Lease bonus revenue for the three months ended March 31, 2023 was $4.8 million as compared to $1.2 million for the three months ended March 31, 2022. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the three months ended March 31, 2023 were $431,000 as compared to $180,000 for the three months ended March 31, 2022, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees paid to the Predecessor’s affiliates was $1.9 million for the three months ended March 31, 2022. No such expense was incurred for the three months ended March 31, 2023 as the Company is no longer subject to the management services arrangement subsequent to the Falcon Merger.

Depreciation, depletion and amortization expense was $67.8 million for the three months ended March 31, 2023 as compared to $15.4 million for the three months ended March 31, 2022, an increase of $52.4 million, or 340%. The increase was due to a 202% increase in year-over-year production, which was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, and a higher depletion rate, which increased from $14.87 per BOE for the three months ended March 31, 2022 to $21.82 per BOE for the three months ended March 31, 2023.

General and administrative expense was $11.7 million for the three months ended March 31, 2023 as compared to $4.1 million for the three months ended March 31, 2022, an increase of $7.6 million, or 185%, primarily due to $4.7 million of share-based compensation expense recognized in 2023, $1.5 million of additional employee compensation due to increased headcount, and $1.8 million of additional other professional services, offset by a decrease of $0.4 million in transaction costs related to the Falcon Merger and Brigham Merger.

Severance and ad valorem taxes were $10.5 million for the three months ended March 31, 2023 as compared to $3.9 million for the three months ended March 31, 2022, an increase of $6.6 million or 171%. The increase was primarily due to the year-over-year increase in production volumes from our acquisitions of additional mineral and royalty interests and existing interests.

Interest expense of approximately $22.2 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively, relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and 2026 Senior Notes. The increase in interest expense was due to higher average borrowings during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 related to funding the Falcon Merger, Brigham Merger and other acquisitions in 2022.

The fair value of the warrant liability decreased by $2.4 million during the three months ended March 31, 2023, whereas the Company did not have any warrants outstanding during the three months ended March 31, 2022. The change during the three months ended March 31, 2023 is attributable to a decrease in the fair value of both the Public Warrants and Private Placement Warrants.

Commodity derivatives gains totaled $14.8 million for the three months ended March 31, 2023 as compared to commodity derivative losses of $1.1 million three months ended March 31, 2022. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our recent acquisitions.

Interest rate derivative losses totaled $160,000 for the three months ended March 31, 2023, whereas there were no interest rate derivative gains or losses for the three months ended March 31, 2022. In 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings.

Income tax expense increased from $387,000 for the three months ended March 31, 2022 to $7.2 million for the three months ended March 31, 2023. The increase was primarily due to current and deferred income taxes due to our classification as a taxable corporation subsequent to the Falcon Merger, whereas the Predecessor was not subject to Federal income taxes during the three months ended March 31, 2022.

Liquidity and Capital Resources

Overview

Prior to the completion of the Falcon Merger, our Predecessor’s primary sources of liquidity were contributions of capital from its limited partners, cash flows from operations and borrowings under the Sitio Revolving Credit Facility. After the closing of the Falcon Merger, cash flows from operations, borrowings under the Sitio Revolving Credit Facility, and the issuance of our 2026 Senior Notes have been our primary sources of liquidity. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors.

We believe internally generated cash flows from operations, available borrowing capacity under the Sitio Revolving Credit Facility, and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations and capital expenditures, for at least the next 12 months and allow us to continue to execute our strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter do not incur any development or maintenance capital expenditures, which are entirely borne by the E&P operator and the other working interest owners. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests, and we have no subsequent capital expenditure requirements related to acquired properties. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, general economic, financial and competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us.

As of March 31, 2023, our liquidity was $273.2 million, comprised of $10.2 million of cash and cash equivalents and $263.0 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$128,825	$44,603
Investing activities	1,161	(3,376)
Financing activities	(138,647)	(40,021)
Net increase (decrease) in cash and cash equivalents	$(8,661)	$1,206

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2023 were $128.8 million as compared to $44.6 million for the three months ended March 31, 2022, primarily as a result of increases in production volumes from our royalty revenue.

Investing Activities

Cash flows provided by investing activities totaled $1.2 million for the three months ended March 31, 2023 as compared to cash flows used in investing activities of $3.4 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we received $1.2 million attributable to post-close adjustments from acquisitions completed in 2022. During the three months ended March 31, 2022, we made advance deposits of $2.7 million for acquisitions of crude oil and gas properties. Such deposits were reclassified to oil and gas properties upon closure of the acquisition. During the three months ended March 31, 2023, our expenditures for purchases of oil and gas properties were $0.2 million. During the three months ended March 31, 2023, we purchased other property and equipment for $19,000 as compared to $215,000 during the three months ended March 31, 2022.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2023 totaled $138.6 million as compared to $40.0 million for the three months ended March 31, 2022. Borrowings under the Sitio Revolving Credit Facility for the three months ended March 31, 2023 were $323.0 million which were used to fund the refinancing and payoff of the Brigham Revolving Credit Facility as well as dividend payments. Repayments on our credit facility for the three months ended March 31, 2023 and 2022 were $346.0 million and $40.0 million, respectively, largely provided by cash flows from operations and borrowings on the Sitio Revolving Credit Facility. Other financing cash outflows during the three months ended March 31, 2023, included costs of $6.9 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $48.1 million paid to holders of Class A Common Stock, $49.2 million of distributions paid to noncontrolling interest holders, and a repayment of $11.3 million on the 2026 Senior Notes.

Our Revolving Credit Facility

On February 3, 2023, Sitio OpCo entered into the Sitio Revolving Credit Facility with Sitio OpCo, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent (as successor administrative agent to Bank of America, N.A.) and as issuing bank, and the lenders and other financial institutions from time to time party thereto. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, the Brigham Revolving Credit Facility was paid off and refinanced in full.

The Sitio Revolving Credit Facility matures on the earlier of (i) June 30, 2027 and (ii) the date that is 180 days prior to the final maturity date of the 2026 Senior Notes if any 2026 Senior Notes remain outstanding on such date. The Sitio Revolving Credit Facility has a $750 million borrowing base.

The Sitio Revolving Credit Facility bears interest at a rate per annum equal to, at our option, an adjusted Term SOFR rate or a base rate, plus an applicable margin and credit spread adjustment. The applicable margin is based on utilization of the Sitio Revolving Credit Facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of Term SOFR rate loans and letters of credit, 2.500% to 3.500%. The credit spread adjustment for Term SOFR loans ranges from 0.100% to 0.250% depending on the applicable interest rate and interest rate period. Sitio OpCo may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under the Sitio Revolving Credit Facility in an amount ranging from 0.375% to 0.500% based on utilization of the Sitio Revolving Credit Facility. The Sitio Revolving Credit Facility is subject to other customary fee, interest and expense reimbursement provisions.

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

The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving

Credit Facility) for the period of four fiscal quarters ending on such day (the “Leverage Ratio”), to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into the Note Purchase Agreement with certain institutional investors party thereto as holders and U.S. Bank Trust Company, National Association, as agent for the Holders.

Pursuant to the Note Purchase Agreement, Sitio OpCo issued the 2026 Senior Notes to the Holders in an aggregate principal amount of $450.0 million. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

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

Interest accrues on the 2026 Senior Notes at an adjusted Term SOFR rate (including a 0.150% spread adjustment) for a three-month period plus a margin of 5.75%, unless the Agent determines that adequate and reasonable means do not exist for ascertaining the Term SOFR rate or the Requisite Holders (as defined in the Note Purchase Agreement) determine that the Term SOFR rate will not reflect the cost of maintaining their 2026 Senior Notes for the relevant period, in which case the 2026 Senior Notes will bear interest at a base rate (defined on the basis of the prime rate) plus a margin of 4.75%. Interest payments on the 2026 Senior Notes are due quarterly.

Sitio OpCo may elect, at its option, to redeem the 2026 Senior Notes on the last business day of each calendar quarter in an amount equal to 2.50% of the aggregate principal amount of all the 2026 Senior Notes issued under the Note Purchase Agreement, which prepayments will not require the payment of any premium (each, an “Optional Quarterly Payment”). If Sitio OpCo does not make an Optional Quarterly Payment on any quarterly payment date, the applicable margin on the 2026 Senior Notes will increase to 7.75% for 2026 Senior Notes bearing interest based on the adjusted Term SOFR rate and 6.75% for 2026 Senior Notes bearing interest based on the base rate. The increased margin will apply until the earlier of the date on which Sitio OpCo makes such Optional Quarterly Payment or the next quarterly payment date.

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

New and Revised Financial Accounting Standards

Refer to “Recent Accounting Pronouncements” in “Note 2 – Summary of Significant Accounting Policies” to our audited financial statements for the years ended December 31, 2022, 2021, and 2020 within our Annual Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Related Estimates

The discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the facts and circumstances at the time the estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates and assumptions. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

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

Oil and Gas Properties

We use the successful efforts method of accounting for oil and natural gas producing properties, as further defined under ASC 932, Extractive Activities—Oil and Natural Gas. Under this method, costs to acquire mineral interests in oil and natural gas properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of E&P operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved oil and gas properties. Capitalized costs for proved oil and natural gas mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

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

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production taxes and post-production expenses. The prices of oil, natural gas, and NGLs from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGL produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs. As we do not operate any of the wells for which we receive royalties, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accrued revenue and accounts receivable line item in the accompanying condensed consolidated balance sheets. Differences between our estimates and the actual amounts received for oil and natural gas sales are recorded in the month that payment is received from the third party.

Oil, natural gas, and NGLs revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

We also earn revenue related to lease bonuses by leasing our mineral interests to E&P companies. We recognize lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible.

Contractual Obligations

As of March 31, 2023, we did not have any debt, capital lease obligations, operating lease obligations or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2026 Senior Notes and operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2026 Senior Notes” for a description of the 2026 Senior Notes and “Note 16 – Leases” to our audited financial statements for the years ended December 31, 2022, 2021, and 2020 within our Annual Report for our contractual obligations under the office lease agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil and natural gas production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control.

A $1.00 per Bbl change in our realized oil price would have resulted in a $1.6 million change in our oil revenues for the three months ended March 31, 2023. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $543,000 change in our natural gas revenues for the three months ended March 31, 2023. A $1.00 per Bbl change in NGL prices would have resulted in a $605,000 change in our NGL revenues for the three months ended March 31, 2023. Royalties on oil sales contributed 81% of our mineral and royalty revenues for the three months ended March 31, 2023. Royalties on natural gas sales contributed 10% and royalties on NGL sales contributed 9% of our total mineral and royalty revenues for the three months ended March 31, 2023.

We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our debt service requirements. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Refer to “Note 13 – Derivative Instruments” for further information.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we evaluate the credit standing of such counterparties as we deem appropriate. All counterparties have high credit ratings and are current lenders under the Sitio Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Sitio Revolving Credit Facility. Our derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and ISDAs. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with the Sitio Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Sitio Revolving Credit Facility or other general obligations against amounts owed to the Company for derivative contract assets.

Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility and 2026 Senior Notes each of which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility, Brigham Revolving Credit Facility, and 2026 Senior Notes during the three months ended March 31, 2023 and 2022 was 9.03% and 3.26%, respectively. We estimate that an increase of 1.0% in the average interest rate during the three months ended March 31, 2023 would have resulted in an approximately $2.3 million increase in interest expense.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Although we are, from time to time, involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any claim or proceeding would not have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly dividends to our stockholders.

For further information regarding legal proceedings, refer to “Note 16 – Commitments and Contingencies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Factors that could materially adversely affect our business, financial condition, results of operations or liquidity and the trading price of our Class A Common Stock are described under the caption “Item 1A. Risk Factors” in our Annual Report filed with the SEC on March 8, 2023. There have been no material changes in our risk factors from those previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Total Number of Shares Repurchased as Part of Publicly Announced Plans
January 1, 2023 - January 31, 2023	—	—	—	—
February 1, 2023 - February 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023	1,559	$21.04	—	—
Total	1,559	$21.04	—	—

Shares repurchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards held by our employees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On May 5, 2023, the NYSE American LLC (“NYSE American”) notified the Company, and publicly announced on May 8, 2023, that the NYSE American determined to commence proceedings to delist the Company’s warrants to purchase Class A common stock, par value $0.0001 per share (the “Class A common stock”), of the Company at a price of $44.84 per share of Class A common stock, and listed to trade on the NYSE American under the symbol “STR WS” (the “Warrants”), from the NYSE American and that trading in the Warrants would be suspended immediately following the issuance of a press release by the NYSE American, due to trading price levels below the minimum threshold for listing pursuant to Section 1001 of the NYSE American Company Guide.

The NYSE American applied to the U.S. Securities and Exchange Commission to delist the Warrants upon completion of all applicable procedures, including any appeal by the Company of the NYSE American’s decision. The Company does not intend to appeal the determination.

Trading in the Warrants on the NYSE American was suspended immediately following the issuance of the press release by the NYSE American on May 8, 2023. Trading in the Class A common stock will continue on the New York Stock Exchange.

Item 6. Exhibits.

The following documents are filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Falcon Minerals Operating Partnership, LP, Ferrari Merger Sub A LLC, and DPM HoldCo, LLC (incorporated by reference to Exhibit 2.1 to our Predecessor's Current Report on Form 8-K filed on January 12, 2022).

2.2

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

3.2	Amended and Restated Bylaws of the Company, adopted on December 29, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 29, 2022).
10.1

Third Amended and Restated Credit Agreement, dated as of February 3, 2023, among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, and any other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: May 9, 2023	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: May 9, 2023	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2023	By:	/s/ Jim Norris
Jim Norris
Vice President, Chief Accounting Officer (Principal Accounting Officer)