Form 10-Q
period 2023-06-30
Sitio Royalties Corp.
filed 2023-08-08
CIK 1949543

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 81,664,650 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 75,513,142 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

Gross wells. The number of wells, normalized to a 5,000 foot lateral length basis, where we have ownership in a mineral or royalty interest.

Horizontal drilling. A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

Horizontal wells. The number of horizontal wells, normalized to a 5,000 foot lateral length basis, where we have ownership in a mineral or royalty interest.

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

Play. A geographic area with hydrocarbon potential.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par and share amounts)

	June 30,	December 31,
	2023	2022
.	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$348	$18,818
Accrued revenue and accounts receivable	118,376	142,010
Prepaid assets	20,704	12,489
Derivative asset	25,887	18,874
Total current assets	165,315	192,191

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	3,030,334	3,244,436
Proved properties	2,233,885	1,926,214
Other property and equipment	3,440	3,421
Accumulated depreciation, depletion, amortization, and impairment	(390,833)	(223,214)
Total property and equipment, net	4,876,826	4,950,857

Long-term assets
Deposits for property acquisitions	17,947	-
Long-term derivative asset	13,936	13,379
Deferred financing costs	11,783	7,082
Operating lease right-of-use asset	4,368	5,679
Other long-term assets	530	1,714
Total long-term assets	48,564	27,854

TOTAL ASSETS	$5,090,705	$5,170,902

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,306	$21,899
Warrant liability	8	2,950
Operating lease liability	1,343	1,563
Total current liabilities	18,657	26,412

Long-term liabilities
Long-term debt	893,665	938,896
Deferred tax liability	341,677	313,607
Non-current operating lease liability	4,159	5,303
Other long-term liabilities	1,189	89
Total long-term liabilities	1,240,690	1,257,895

Total liabilities	1,259,347	1,284,307

Commitments and contingencies (see Note 16)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 81,659,354 and 80,804,956 shares issued and 81,659,354 and 80,171,951 outstanding at June 30, 2023 and December 31, 2022, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 75,539,279 and 74,347,005 shares issued and 75,513,142 and 74,347,005 outstanding at June 30, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,783,450	1,750,640
Accumulated deficit	(76,979)	(9,203)
Class A Treasury Shares, 0 and 633,005 shares at June 30, 2023 and December 31, 2022, respectively	—	(19,085)
Class C Treasury Shares, 26,137 and 0 shares at June 30, 2023 and December 31, 2022, respectively	(677)	—
Noncontrolling interest	2,125,548	2,164,228
Total equity	3,831,358	3,886,595

TOTAL LIABILITIES AND EQUITY	$5,090,705	$5,170,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil, natural gas and natural gas liquids revenues	$132,567	$86,507	$278,121	$151,458
Lease bonus and other income	3,899	1,297	9,171	2,709
Total revenues	136,466	87,804	287,292	154,167

Operating expenses:
Management fees to affiliates	—	1,371	—	3,241
Depreciation, depletion and amortization	74,239	19,912	142,002	35,297
General and administrative	14,066	6,675	25,742	10,736
Severance and ad valorem taxes	10,344	6,950	20,803	10,804
Impairment of oil and natural gas properties	25,617	—	25,617	—
Total operating expenses	124,266	34,908	214,164	60,078

Net income from operations	12,200	52,896	73,128	94,089

Other income (expense):
Interest expense, net	(23,159)	(1,942)	(45,362)	(3,110)
Change in fair value of warrant liability	584	3,306	2,942	3,306
Loss on extinguishment of debt	—	—	(783)	—
Commodity derivatives gains	6,112	20,010	20,875	18,895
Interest rate derivatives gains	607	—	447	—
Net income (loss) before taxes	(3,656)	74,270	51,247	113,180

Income tax (expense) benefit	683	(2,257)	(6,501)	(2,645)

Net income (loss)	(2,973)	72,013	44,746	110,535
Net income attributable to Predecessor	—	(39,582)	—	(78,104)
Net income attributable to temporary equity	—	(26,271)	—	(26,271)
Net (income) loss attributable to noncontrolling interest	2,177	—	(22,889)	—
Net income (loss) attributable to Class A stockholders	$(796)	$6,160	$21,857	$6,160

Net income (loss) per Class A common share
Basic	$(0.01)	$0.49	$0.26	$0.49
Diluted	$(0.01)	$0.39	$0.26	$0.39

Weighted average Class A common shares outstanding
Basic	81,044	12,522	80,614	12,522
Diluted	81,044	83,841	80,614	83,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$44,746	$110,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	142,002	35,297
Amortization of deferred financing costs and long-term debt discount	2,793	—
Share-based compensation	10,106	978
Change in fair value of warrant liability	(2,942)	(3,306)
Loss on extinguishment of debt	783	—
Impairment of oil and natural gas properties	25,617	—
Commodity derivative gains	(20,875)	(18,895)
Net cash received (paid) for commodity derivative settlements	13,659	(420)
Interest rate derivative gains	(447)	—
Net cash received for interest rate derivative settlements	93	—
Deferred tax expense (benefit)	(7,421)	133
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	23,900	(21,741)
Prepaid assets	7,187	(734)
Other long-term assets	1,622	350
Accounts payable and accrued expenses	(7,654)	(13,374)
Due to affiliates	—	(380)
Operating lease liabilities and other long-term liabilities	(492)	(12)
Net cash provided by operating activities	232,677	88,431

Cash flows from investing activities:
Acquisition of Falcon, net of cash	—	4,484
Predecessor cash not contributed in the Falcon Merger	—	(15,229)
Purchases of oil and gas properties, net of post-close adjustments	5,689	(356,799)
Purchases of other property and equipment	(19)	(676)
Deposits for property acquisitions	(17,947)	(22,428)
Net cash used in investing activities	(12,277)	(390,648)

Cash flows from financing activities:
Borrowings on credit facilities	619,500	156,895
Repayments on credit facilities	(643,500)	(79,000)
Borrowings on Bridge Loan Facility	—	250,000
Bridge Loan Facility issuance costs	—	(6,281)
Repayments on 2026 Senior Notes	(22,500)	—
2026 Senior Notes issuance costs	(269)	—
Distributions to noncontrolling interest	(91,162)	(13,318)
Dividends paid to Class A stockholders	(88,850)	—
Dividend equivalent rights paid	(783)	—
Cash paid for taxes related to net settlement of share-based compensation awards	(3,379)	—
Payments of deferred financing costs	(7,927)	(2,830)
Deferred initial public offering costs	—	(10)
Net cash (used in) provided by financing activities	(238,870)	305,456

Net change in cash and cash equivalents	(18,470)	3,239
Cash and cash equivalents, beginning of period	18,818	12,379
Cash and cash equivalents, end of period	$348	$15,618

Supplemental disclosure of non-cash transactions:
Increase (decrease) in current liabilities for additions to property and equipment:	1,031	328
Oil and gas properties acquired through issuance of Class A Common Stock, Class C Common Stock and common units in consolidated subsidiary:	—	696,576
Oil and gas properties acquired through issuance of Class C Common Stock and common units in consolidated subsidiary:	66,526	—
Temporary equity cumulative adjustment to redemption value:	—	254,368

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$8,811	$477
Cash paid for interest expense:	43,555	1,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C		Additional		Class A		Class C
	Partners’	Noncontrolling	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Capital	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at January 1, 2023	$—	$—	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income	—	—	—	—	—	—	—	22,653	—	—	—	—	25,066	47,719
Share-based compensation	—	—	—	—	—	—	4,129	—	—	—	—	—	555	4,684
Conversion of Class C Common Stock to Class A Common Stock	—	—	6	—	(6)	—	183	—	—	—	—	—	(183)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	6	—	—	—	(44)	—	—	—	—	—	—	(44)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	36	—	—	—	—	—	—	36
Dividends to Class A stockholders	—	—	—	—	—	—	—	(48,107)	—	—	—	—	—	(48,107)
Dividend equivalent rights	—	—	—	—	—	—	—	(400)	—	—	—	—	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(49,206)	(49,206)
Cancellation of Treasury Shares	—	—	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at March 31, 2023	$—	$—	80,184	$8	74,341	$7	$1,735,859	$(35,057)	—	$—	—	$—	$2,140,460	$3,841,277
Net loss	—	—	—	—	—	—	—	(796)	—	—	—	—	(2,177)	(2,973)
Share-based compensation	—	—	—	—	—	—	4,861	—	—	—	—	—	561	5,422
Conversion of Class C Common Stock to Class A Common Stock	—	—	1,310	—	(1,310)	—	37,865	—	—	—	—	—	(37,865)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	166	—	—	—	(2,658)	—	—	—	—	—	—	(2,658)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	—	—	(26)	(677)	—	(677)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	7,523	—	—	—	—	—	—	7,523
Issuance of Class C Common Stock in connection with acquisition	—	—	—	—	2,508	1	—	—	—	—	—	—	66,525	66,526
Dividends to Class A stockholders	—	—	—	—	—	—	—	(40,743)	—	—	—	—	—	(40,743)
Dividend equivalent rights	—	—	—	—	—	—	—	(383)	—	—	—	—	—	(383)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(41,956)	(41,956)
Balance at June 30, 2023	$—	$—	81,660	$8	75,539	$8	$1,783,450	$(76,979)	—	$—	(26)	$(677)	$2,125,548	$3,831,358

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C		Additional		Class A		Class C
	Partners’	Noncontrolling	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Capital	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at January 1, 2022	$560,622	$502,521	—	$—	—	$—	$—	$—	—	$—	—	$—	$—	$1,063,143
Net income attributable to Predecessor	19,280	19,242	—	—	—	—	—	—	—	—	—	—	—	38,522
Balance at March 31, 2022	$579,902	$521,763	—	$—	—	$—	$—	$—	—	$—	—	$—	$—	$1,101,665
Capital distribution	—	(13,318)	—	—	—	—	—	—	—	—	—	—	—	(13,318)
Net income attributable to Predecessor from April 1, 2022 through June 6, 2022	20,213	19,369	—	—	—	—	—	—	—	—	—	—	—	39,582
Balance prior to the Falcon Merger	$600,115	$527,814	—	$—	—	$—	$—	$—	—	$—	—	$—	$—	$1,127,929
Merger Transaction (effected for 1-for-4 reverse stock split)	$(600,115)	$(527,814)	12,089	$1	71,752	$7	$352,019	$—	—	$—	—	$—	$—	(775,902)
Share-based compensation	—	—	—	—	—	—	830	—	—	—	—	—	—	830
Conversion of Class C Common Stock to Class A Common Stock	—	—	612	—	(612)	—	11,909	—	—	—	—	—	—	11,909
Net income attributable to stockholders from June 7, 2022 through June 30, 2022	—	—	—	—	—	—	—	6,160	—	—	—	—	—	6,160
Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	(248,208)	(6,160)	—	—	—	—	—	(254,368)
Balance at June 30, 2022	$—	$—	12,701	$1	71,140	$7	$116,550	$—	—	$—	—	$—	$—	$116,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Pursuant to the terms of the Falcon Reverse Merger Agreement, at the Falcon Merger Effective Time and following effectiveness of the Reverse Stock Split, the limited liability company interests in Desert Peak issued and outstanding immediately prior to the Falcon Merger Effective Time were converted into the right to receive shares of Class C Common Stock and common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units” and, together with the receipt of Class C Common Stock, the “Falcon Merger Consideration”).

The Company’s stockholders immediately prior to the closing of the Falcon Merger continued to hold their shares of Class A Common Stock immediately after the closing of the Falcon Merger, subject to the Reverse Stock Split.

Shortly prior to the Closing Date, the Company changed its name from “Falcon Minerals Corporation” to “Sitio Royalties Corp.”

Brigham Merger

On December 29, 2022, the Company consummated the previously announced merger transactions (the "Brigham Merger") contemplated by the Agreement and Plan of Merger, dated as of September 6, 2022 (the “Brigham Merger Agreement”) by and among STR Sub Inc. (formerly Sitio Royalties Corp.) (“Former Sitio”), MNRL Sub Inc. (formerly Brigham Minerals Inc.) (“Brigham”), Brigham Minerals Holdings, LLC (“Brigham OpCo”), Sitio Royalties Operating Partnership, LP, Sitio Royalties Corp. (formerly Snapper Merger Sub I, Inc.) (“New Sitio”), Snapper Merger Sub IV, Inc. (“Brigham Merger Sub”), Snapper Merger Sub V, Inc. (“Sitio Merger Sub”), and Snapper Merger Sub II, LLC (“Opco Merger Sub”). The Brigham Merger Agreement provided for the acquisition of Brigham by Former Sitio in an all stock transaction. Refer to “Note 3 – Brigham Merger” for further information. The Company completed the acquisition of approximately 86,500 NRAs in the Delaware and Midland Basin in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota from Brigham pursuant to the Brigham Merger.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the Company’s financial position as of June 30, 2023, results of its operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K filed with the SEC on March 8, 2023 (the “Annual Report”). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023. The Company operates in one reportable segment. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Falcon Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), immediately prior to our corporate reorganization in connection with the Falcon Merger. Prior to the Falcon Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical financial statements. The assets contributed by KMF in the Falcon Merger did not include KMF’s surface rights. The unaudited condensed consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022, which include the results of Brigham following December 29, 2022. The balance sheets as of June 30, 2023 and December 31, 2022 reflect the assets and liabilities of the Company, which include the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) (“KMF Land”) at their historical costs and the assets and liabilities of Falcon Minerals Corporation measured at fair value as of June 7, 2022 and the assets and liabilities of Brigham measured at fair value as of December 29, 2022. Earnings per share is calculated based on the consolidated results of the Company for the periods subsequent to the Falcon Merger. The Company has acquired additional surface rights in connection with multiple acquisitions subsequent to the Falcon Merger. The results of each subsequent acquisition are included in the consolidated company results for the period following the consummation of such acquisition.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and any entities in which the Company owns a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest in the Company’s unaudited condensed consolidated financial statements represent interests held in the form of Class C Common Stock and Sitio OpCo Partnership Units. See “Note 10 – Noncontrolling Interest” for additional information.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Significant Accounting Policies

Significant accounting policies are disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2022, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the six months ended June 30, 2023.

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

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Accrued revenue	$102,451	$80,406
Accounts receivable	15,925	61,604
Total accrued revenue and accounts receivable	$118,376	$142,010

Accounts receivable at June 30, 2023 and December 31, 2022 are primarily composed of accrued revenue acquired in conjunction with the Brigham Merger. Refer to “Note 3 – Brigham Merger” for more information. The Company routinely assesses the recoverability of all material accounts receivable to determine their collectability, and records a reserve for amounts not expected to be fully recovered using a current expected credit loss model. As of June 30, 2023, and December 31, 2022, the Company had no reserves for amounts not expected to be fully recovered.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Ad valorem taxes payable	$6,392	$9,209
Brigham Merger accrued expenses	2,964	2,878
General and administrative	2,750	1,931
Payable to seller for pre-effective monies	2,533	2,243
Accrued capital expenditures	1,043	12
Interest expense	626	1,377
Accrued prepaids	905	1,330
Other	93	206
Other taxes payable	—	2,713
Total accounts payable and accrued expenses	$17,306	$21,899

Merger-Related Transaction Costs

General and administrative expense of $14.1 million and $6.7 million for the three months ended June 30, 2023 and 2022 included $1.8 million and $2.0 million, respectively, of costs incurred by the Company in connection with the Falcon Merger and the Brigham

Merger. For the six months ended June 30, 2023 and 2022, general and administrative expense of $25.7 million and $10.7 million included $2.6 million and $3.2 million, respectively, of merger-related costs.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on December 29, 2022 including measurement period adjustments through the six months ended June 30, 2023 (in thousands):

Brigham fair values:	December 29, 2022	Adjustments	June 30, 2023
Cash	$11,054	$—	$11,054
Accrued revenue and accounts receivable	61,745	266	62,011
Prepaid expenses	11,339	15,828	27,167
Unproved oil and gas properties	1,783,162	31,701	1,814,863
Proved oil and gas properties	873,050	—	873,050
Property and equipment	200	—	200
Right-of-use asset	3,209	—	3,209
Other assets	1,064	(1,064)	—
Current liabilities	(83,425)	(2,581)	(86,006)
Long-term debt	(193,000)	—	(193,000)
Long-term operating lease liability	(2,387)	—	(2,387)
Deferred tax liability	(316,571)	(43,050)	(359,621)
Other long-term liability	(39)	(1,100)	(1,139)
Total consideration and fair value	$2,149,401	$—	$2,149,401

Transaction costs associated with the Brigham Merger incurred for the three and six months ended June 30, 2023 were $1.7 million and $2.4 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our unaudited condensed consolidated statements of operations. No such costs associated with the Brigham Merger were incurred for the three and six months ended June 30, 2022.

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

Transaction costs associated with the Falcon Merger incurred for the three months ended June 30, 2023 and 2022 were $67,000 and $2.0 million, respectively. Transaction costs associated with the Falcon Merger incurred for the six months ended June 30, 2023 and 2022 were $166,000 and $3.2 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our unaudited condensed consolidated statements of operations.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended June 30, 2022, respectively, gives effect to the Falcon Merger as if it had occurred on January 1, 2022 (in thousands, except per share amounts):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Total revenues	$104,824	$193,492
Pro forma income available to common stockholders	10,253	16,572

Net income per share:
Basic	$0.82	$1.32
Diluted	$0.12	$0.20

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Falcon Merger been completed as of January 1, 2022 and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

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

During the three and six months ended June 30, 2023 and 2022, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Crude oil sales	$111,993	$64,567	$229,738	$113,838
Natural gas sales	8,522	12,250	23,176	20,100
NGL sales	12,052	9,690	25,207	17,520
Total royalty revenues	$132,567	$86,507	$278,121	$151,458

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates of royalty revenues and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the operator. For the three and six months ended June 30, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

6. Oil and Natural Gas Properties

The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming, the Williston Basin in North Dakota, and the Appalachian Basin in Pennsylvania, Ohio and West Virginia. The following is a summary of oil and natural gas properties as of June 30, 2023 and December 31, 2022 (in thousands):

Oil and natural gas properties:	June 30, 2023	December 31, 2022
Unproved properties	$3,030,334	$3,244,436
Proved properties	2,233,885	1,926,214
Oil and natural gas properties, gross	5,264,219	5,170,650
Accumulated depletion and impairment	(389,436)	(222,072)
Oil and natural gas properties, net	$4,874,783	$4,948,578

As presented in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023, the Company received proceeds of $5.7 million related to purchase price adjustments from prior acquisitions, net of amounts paid for purchases of oil and gas properties, and paid $17.9 million in deposits for property acquisitions.

As presented in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022, the Company paid $356.8 million for purchases of oil and gas properties and paid $22.4 million in deposits for property acquisitions.

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $74.1 million and $141.7 million for the three and six months ended June 30, 2023, respectively. Depletion expense was $19.7 million and $35.0 million for the three and six months ended June 30, 2022, respectively.

During the three and six months ended June 30, 2023, the Company recognized an impairment charge of $25.6 million related to its Appalachian Basin proved properties. See "Note 14 – Fair Value Measurement" for additional information. No impairment was recognized for the three and six months ended June 30, 2022.

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

As of June 30, 2023 and December 31, 2022, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.21% and 7.62%, respectively. As of June 30, 2023 and December 31, 2022, the Company had unamortized debt issuance costs of $11.8 million and $6.0 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the three months ended June 30, 2023 and 2022, the Company recognized $732,000 and $260,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. For the six months ended June 30, 2023 and 2022, the Company recognized $1.3 million and $464,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such $783,000 of previously capitalized deferred financing costs were written off during the six months ended June 30, 2023.

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

As of June 30, 2023, the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) was $750.0 million as determined by the lenders and the outstanding balance under the Sitio Revolving Credit Facility was $486.0 million. As of December 31, 2022, the Sitio Borrowing Base was $300.0 million as determined by the lenders and the outstanding balance under the Sitio Revolving Credit Facility was $250.0 million.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Revolving Credit Facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million. EBITDA for the period ending on June 30, 2023 is calculated as EBITDA for the period beginning on July 1, 2022 and ending on June 30, 2023. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at June 30, 2023 and December 31, 2022.

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

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) with certain institutional investors as holders (the “Holders”) and U.S. Bank Trust Company, National Association, as agent for the Holders (the “Agent”).

Pursuant to the Note Purchase Agreement, Sitio OpCo issued senior unsecured notes to the Holders in an aggregate principal amount of $450.0 million (the “2026 Senior Notes”) at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

Sitio OpCo may elect, at its option, to prepay the 2026 Senior Notes in whole or in part at any time, subject to (except as described below) payment of a premium determined in accordance with the table below based on the length of time between the issuance date and the prepayment date:

Period	Premium
Months 0 – 12	Customary “make-whole” premium plus 3.00%
Months 13 – 24	3.00%
Months 25 – 36	1.00%
Months 37 – 48	0.00%

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

As of June 30, 2023 and December 31, 2022, the Company had $416.3 million and $438.8 million, respectively, of 2026 Senior Notes outstanding. As of June 30, 2023 and December 31, 2022, the weighted average interest rate of the 2026 Senior Notes was 11.14% and 11.23%, respectively. As of June 30, 2023 and December 31, 2022, the Company had unamortized discount of $4.4 million and $5.1 million, respectively, in connection with its issuance of the 2026 Senior Notes. As of June 30, 2023 and December 31, 2022, the Company had unamortized debt issuance costs of $4.2 million and $4.7 million, respectively, in connection with its issuance of the 2026 Senior Notes. Discount and debt issuance costs are reported as a reduction to long-term debt on our unaudited condensed consolidated balance sheets and are amortized over the life of the 2026 Senior Notes. For the three and six months ended June 30, 2023, the Company recognized $716,000 and $1.4 million, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the Note Purchase Agreement. No such expense was recognized for the three and six months ended June 30, 2022.

The Note Purchase Agreement includes, among other terms and conditions, a maximum leverage ratio covenant, as well as customary mandatory prepayments, representations, warranties, covenants and events of default, including, among others, a change of control event of default and limitations on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions and restrictions on certain investments. The Note Purchase Agreement requires Sitio OpCo to maintain a leverage ratio of not more than 3.50 to 1.00, which is tested as of the last day of each fiscal quarter. During the continuance of an event of default, the Holders may take certain actions, including declaring the entire amount of the 2026 Senior Notes and other amounts then outstanding under the Note Purchase Agreement to be due and payable. As of June 30, 2023 and December 31, 2022, Sitio OpCo was in compliance with the terms and covenants of the 2026 Senior Notes.

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

Second Amendment to Note Purchase Agreement

On June 13, 2023, Sitio OpCo and the guarantors entered into that certain Second Amendment to Note Purchase Agreement (the “NPA Second Amendment”), pursuant to which, among other things, the Note Purchase Agreement was amended to allow the repurchase of Sitio OpCo's and the Company's equity interests, provided that (i)(a) no event of default would have occurred and be continuing and (b) liquidity would be equal to or greater than ten percent of the Sitio Revolving Credit Facility loan limit then in effect, (ii) Sitio OpCo and the guarantors maintain a leverage ratio less than or equal to 3.00 to 1.00, and (iii) the amount of all such repurchases shall not exceed $25.0 million.

9. Equity

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Board.

Class C Common Stock

Shares of Class C Common Stock are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common

Stock held by such holder will be canceled. During the six months ended June 30, 2023, 1,316,216 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.

Treasury Shares

During the six months ended June 30, 2023, the Company canceled 633,005 shares of its Class A Common Stock held in treasury. The treasury shares were recorded at a price of $30.15 upon contribution to the Company as part of the Brigham Merger consideration. As of June 30, 2023, no shares of Class A Common Stock were held in treasury.

During the three and six months ended June 30, 2023, the Company transferred 26,137 shares of its Class C Common Stock to treasury. The treasury shares were recorded at a price of $25.92 upon repurchase by the Company. Holders of Sitio OpCo Restricted Stock Awards forfeited their vested shares for income taxes and the income taxes were paid by the Company. See "Note 11 – Share-Based Compensation" for additional information regarding these awards. As of June 30, 2023, 26,137 shares of Class C Common Stock were held in treasury.

Cash Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder record date
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Class A stockholders	$(796)	$6,160	$21,857	$6,160
Less: Earnings allocated to participating securities	(383)	—	(783)	—
Net income (loss) attributable to Class A stockholders - basic	$(1,179)	$6,160	$21,074	$6,160
Plus: net income attributable to temporary equity	—	26,271	—	26,271
Plus: net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Class A stockholders - diluted	$(1,179)	$32,431	$21,074	$32,431
Denominator:
Weighted average shares outstanding - basic	81,044	12,522	80,614	12,522
Effect of dilutive securities	—	71,319	—	71,319
Weighted average shares outstanding - diluted	81,044	83,841	80,614	83,841

Net income (loss) per common share - basic	$(0.01)	$0.49	$0.26	$0.49
Net income (loss) per common share - diluted	$(0.01)	$0.39	$0.26	$0.39

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants	5,312	5,312	5,312	5,312
Unvested share-based compensation awards	1,463	693	1,057	693
Total	6,775	6,005	6,369	6,005

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of June 30, 2023.

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

10. Noncontrolling Interest

Noncontrolling interest represents the 48.0% economic interest of the units of Sitio OpCo not owned by Sitio in the unaudited condensed consolidated balance sheets. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each OpCo Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Units for, at Sitio's election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one OpCo Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.

Noncontrolling interest is recorded at its carrying value. During the period from December 31, 2022 through June 30, 2023, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

Noncontrolling Interest
Balance – December 31, 2022	$2,164,228
Net income	22,889
Share-based compensation	1,116
Conversion of Class C Common Stock to Class A Common Stock	(38,048)
Distributions to noncontrolling interest	(91,162)
Issuance of Class C Common Stock in connection with acquisition	66,525
Balance – June 30, 2023	$2,125,548

11. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of June 30, 2023, a total of 6,881,719 shares of Class A Common Stock remain available for future grant under the Plan.

Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the three and six months ended June 30, 2023 and 2022, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

RSUs	$2,226	$487	$4,566	$487
PSUs	2,084	247	3,432	247
DSUs	470	96	818	96
Sitio OpCo Restricted Stock Awards	561	148	1,117	148
RSUs Converted in the Brigham Merger	61	—	122	—
PSUs Converted in the Brigham Merger	20	—	51	—
Total	$5,422	$978	$10,106	$978

For the three and six months ended June 30, 2023, the Company recognized increases to accumulated deficit of $383,000 and $783,000, respectively, related to DERs. For the three and six months ended June 30, 2022, no DERs were paid.

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

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2023.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	446,128	$29.11
Granted	191,158	24.24
Forfeited	(6,471)	29.92
Vested	(263,307)	29.12
Unvested at June 30, 2023	367,508	$26.55

As of June 30, 2023, there was approximately $8.4 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to our non-employee directors. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. DSUs generally vest in equal quarterly installments over the one-year period beginning on the grant date. Any vested DSUs are settled in shares of Class A Common Stock when a recipient’s service relationship is terminated for any reason.

The following table summarizes activity related to unvested DSUs for the six months ended June 30, 2023.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	41,724	$29.12
Granted	93,680	25.38
Forfeited	—	—
Vested	(41,724)	29.12
Unvested at June 30, 2023	93,680	$25.38

As of June 30, 2023, there was approximately $2.1 million of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.9 years.

Performance Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue performance stock units (“PSUs”) to eligible employees and directors. The PSUs are eligible to be earned based on achievement of certain pre-established goals for annualized absolute Total Shareholder Return (“TSR”) over a three-year performance period.

The performance targets associated with the PSU awards are outlined below:

	Annualized Absolute TSR Goal	Percentage of Target PSUs Earned
Base of Range	Less than 0%	0%
Threshold	0%	50%
Target	10%	100%
Maximum	20%	200%

For purposes of determining our annualized absolute TSR over the performance period, the beginning stock price is based on our 20-day volume weighted average stock price beginning on the applicable grant date or a date specified by the award agreement. The ending price is generally based on the 20-day volume weighted average stock price ending on the last day of the performance period. PSU payouts for results that fall in between a stated threshold will be interpolated linearly.

The grant date fair values of the PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. The expected volatility was derived from the historical volatility of Falcon and Sitio. The risk-free interest rate was determined using the yield for zero-coupon U.S. Treasury bills that is commensurate with the performance measurement periods. The PSU award agreements provide that TSR will be calculated assuming dividends distributed will be reinvested over the performance period. As such, we have applied a dividend yield of 0.00%, which is mathematically equivalent to reinvesting dividends.

The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2022	67.23% - 67.30%	2.89% - 4.18%	0.00%
2023	52.71%	4.60%	0.00%

The following table summarizes activity related to unvested PSUs for the six months ended June 30, 2023.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	308,953	$39.12
Granted	504,041	25.81
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2023	812,994	$30.87

As of June 30, 2023, there was approximately $19.4 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.4 years.

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

The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the six months ended June 30, 2023.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	21,279	$30.15
Granted	—	—
Forfeited	(3,147)	30.15
Vested	(7,092)	30.15
Unvested at June 30, 2023	11,040	$30.15

As of June 30, 2023, there was approximately $424,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Performance Stock Units Converted in the Brigham Merger

Brigham PSUs held by legacy Brigham employees who joined Sitio were converted to Sitio PSUs in connection with the Brigham Merger at an exchange ratio of 1.133 Sitio PSUs for each Brigham PSU. The converted PSUs retain and carry over the remainder of the initial vesting periods. The performance targets associated with the Brigham PSUs were deemed to have been achieved at 200% as of the date of the Brigham Merger. Because all performance targets were achieved prior to conversion and the number of Class A Common Shares to be issued upon satisfaction of the service requirements is known, the Company estimated the fair value of the converted PSUs as the closing price of the Company’s Class A Common Stock on the grant date of the awards, which is expensed over the applicable service period.

The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the six months ended June 30, 2023.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	10,786	$30.15
Granted	—	—
Forfeited	(3,148)	30.15
Vested	—	—
Unvested at June 30, 2023	7,638	$30.15

As of June 30, 2023, there was approximately $178,000 of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes activity related to unvested Sitio OpCo RSAs for the six months ended June 30, 2023

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	309,527	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Unvested at June 30, 2023	232,145	$29.12

As of June 30, 2023, there was approximately $6.6 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 2.9 years.
12. Warrants

The Public and Private Warrants described below will expire in August 2023 or earlier upon redemption or liquidation. In July 2017, Falcon consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant (the “Public Warrants”). As a result of the Falcon Merger, the Company’s Warrants were adjusted such that four whole Public Warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock. Pursuant to the Warrant Agreement, to the extent that any common stock dividend paid by the Company, when combined with other common stock dividends paid in the prior 365 days, exceeds $2.00, it is categorized as an Extraordinary Dividend. Extraordinary Dividends reduce, penny for penny, the exercise price of the Warrants. As of June 30, 2023, the exercise price of the Warrants was $44.31 after giving effect to the Reverse Stock Split and after the Extraordinary Dividends that were paid subsequent to the Falcon Merger. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A Common Stock equals or exceeds $72.00 per share, after giving effect to the Reverse Stock Split, for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Upon closing of Falcon’s IPO, Osprey Sponsor, LLC (the “IPO Sponsor”) purchased an aggregate of 7,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant. As a result of the Falcon Merger and the Extraordinary Dividends, the Company’s Private Placement Warrants were adjusted such that four Private Placement Warrants are exercisable for one share of Class A Common Stock at an exercise price of $44.31 per share of Class A Common Stock. The Private Placement Warrants are identical to the Public Warrants discussed above, except (a) they will not be redeemable by the Company so long as they are held by the IPO Sponsor and (b) they may be exercisable by the holders on a cashless basis.

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

Due to certain circumstances that could require the Company to settle the Warrants in cash, the Warrants have been classified as derivative liabilities, as opposed to an equity contract. Therefore, the Warrants were recorded at fair value at the time of the Falcon Merger and are remeasured at each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were 13,749,998 Public Warrants outstanding and 7,500,000 Private Placement Warrants outstanding. The fair value of the Public Warrants as of June 30, 2023 and December 31, 2022 was $8,000 and $1.6 million, respectively. See “Note 14 – Fair Value Measurement” for additional information regarding the determination of the fair value of the Public Warrants for the periods presented. The fair value of the Private Placement Warrants was estimated utilizing a Black-Scholes model using the following range of significant unobservable inputs (Level 3) as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Stock price	$26.27	$28.85
Volatility	35.6%	47.0%
Risk-free rate	5.28%	4.70%
Dividend yield	7.61%	6.93%
Term	0.2 years	0.7 years

The following is a reconciliation of the beginning and ending balance for the Private Placement Warrant liability measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2023 (in thousands). There were no warrants outstanding for the Predecessor prior to the date of the Falcon Merger.

Six Months Ended June 30,
2023
Balance at January 1, 2023	$1,369
Decrease in fair value	(1,369)
Balance at June 30, 2023	$—

13. Derivative Instruments

Commodity Derivatives

The Company may enter into commodity derivative contracts to manage its exposure to oil and gas price volatility associated with its production. These derivatives are not entered into for trading or speculative purposes. While the use of these instruments limits the downside risk of adverse commodity price changes, their use may also limit future cash flows from favorable commodity price changes. Depending on acquisitions consummated, changes in oil and gas futures markets, and management’s view of underlying supply and demand trends, the Company may increase or decrease its derivative positions. The Company’s commodity derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses on commodity derivatives are recognized in the Company’s unaudited condensed consolidated statements of operations.

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

The Company’s oil and gas swap contracts as of June 30, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
July 2023 - December 2023	3,050	$93.71
January 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
July 2023 - December 2023	500	$3.83
January 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of June 30, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 – June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July 2023 - December 2023	8,500	$4.82	$7.93
January 2024 - December 2024	11,400	$4.00	$7.24
January 2025 – June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of June 30, 2023 and December 31, 2022.

Interest Rate Derivatives

In November 2022, the Company entered into an interest rate swap agreement for an initial notional amount of $225.0 million. Such notional amount decreases by $5.625 million every 91 days. The interest rate swap manages exposure to changes in interest rates from variable rate obligations related to the 2026 Senior Notes. The interest rate swap term expires December 31, 2023. The Company’s interest rate derivative contract has not been designated a hedge for accounting purposes; therefore, all gains and losses on the interest rate swap are recognized in the Company’s unaudited condensed consolidated statements of operations. The interest rate swap was not entered into for trading or speculative purposes.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Balance sheet location	Fair value	Balance sheet location	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$25,213	Current assets	$18,555
Interest rate contracts	Current assets	674	Current assets	319
Commodity contracts	Long-term assets	13,936	Long-term assets	13,379

Total asset derivatives		$39,823		$32,253

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	Current liabilities	$—
Commodity contracts	Long-term liabilities	—	Long-term liabilities	—

Total liability derivatives		$—		$—

Net derivatives		$39,823		$32,253

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the condensed consolidated balance sheets (in thousands):

	June 30, 2023			December 31, 2022
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$40,791	$(1,642)	$39,149	$36,813	$(4,879)	$31,934
Interest rate derivative assets	674	—	674	319	—	319
Commodity derivative liabilities	(1,642)	1,642	—	(4,879)	4,879	—

The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended		Six Months Ended
	Statement of income location	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Commodity derivative gains	Other income	$6,112	$20,010	$20,875	$18,895
Interest rate derivative gains	Other income	607	—	$447	$—

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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. As of June 30, 2023, the Company identified an impairment indicator related to its proved properties in the Appalachian Basin which indicated the carrying value of the assets exceeded the estimated future undiscounted cash flows. The Company determined the fair value of such proved properties based on estimates of future proved reserves, future commodity prices, and future production volumes, and then applied a discount rate commensurate with the assets. As a result, the Company recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the three and six months ended June 30, 2023. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may continue to incur proved property impairments in future periods. No impairment of proved properties was recognized for the three and six months ended June 30, 2022.

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

As of June 30, 2023, the fair value of the Company’s Public Warrants was determined using quoted over-the-counter prices in a market that is not active (Level 2). As of December 31, 2022 the fair value of the Public Warrants was determined using readily observable, publicly-traded prices in an active market (Level 1). The fair value of the Company’s Private Placement Warrants was estimated utilizing a Black-Scholes model using a range of significant unobservable inputs (Level 3) as of June 30, 2023 and December 31, 2022. See “Note 12 – Warrants” for further information on the fair value of the Company’s Public Warrants and Private Placement Warrants.

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

PSU awards are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes a grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. See “Note 11 – Share-Based Compensation” for further information on the fair value of the Company's PSU awards.

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

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor’s financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor’s financial statements was the Texas margin tax and certain state income taxes. The Company recorded an income tax benefit of $683,000 and income tax expense of $6.5 million for the three and six months ended June 30, 2023, respectively, resulting in an effective tax rate of 18.7% and 12.7% for the three and six months ended June 30, 2023, respectively. Income tax expense was $2.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively, resulting in an effective tax rate of 3.0% and 2.3% for the three and six months ended June 30, 2022, respectively.

Total income tax expense or benefit for the three and six months ended June 30, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company’s noncontrolling interests. The Company’s ASC 740 – Income Taxes balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. As the Company’s ownership interest in Sitio OpCo is 52.0%, only tax attributes allocated to the Company are recorded at this level, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported herein.

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

17. Related Party Transactions

The Predecessor was founded by Kimmeridge Energy Management Company, LLC (collectively with its affiliates, “Kimmeridge” or the “Manager”).

Predecessor Management Fees

The Predecessor entered into a management services arrangement with the Manager. For the three and six months ended June 30, 2022, the Manager earned and was paid approximately $1.4 million and $3.2 million in management fees relating to management services, respectively. No such fees were earned or paid for the three and six months ended June 30, 2023. This management services arrangement terminated in connection with the Falcon Merger.

18. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Cash Dividends

On August 8, 2023, the Company declared a cash dividend of $0.40 per share of Class A Common Stock with respect to the second quarter of 2023. The dividend is payable on August 31, 2023 to the stockholders of record at the close of business on August 18, 2023.

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
•
changes in general economic, business or industry conditions, the rate of inflation, central bank policy, bank failures and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia;
•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of recently announced production cuts by OPEC and the armed conflict in Ukraine and the effect such conflict has had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
•
commodity price volatility of realized oil and natural gas prices;
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
•
future operating results;
•
risk related to our hedging activities;
•
exploration and development drilling prospects, inventories, projects, and programs of our operators;
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

Overview

As of June 30, 2023, we owned mineral and royalty interests representing approximately 263,500 NRAs when adjusted to a 1/8th royalty. For the three months ended June 30, 2023, the average net daily production associated with our mineral and royalty interests was 34,681 BOE/d, consisting of 17,359 Bbls/d of oil, 61,269 Mcf/d of natural gas and 7,110 Bbls/d of NGLs. For the six months ended June 30, 2023, the average net daily production associated with our mineral and royalty interests was 34,561 BOE/d, consisting of 17,506 Bbls/d of oil, 60,830 Mcf/d of natural gas and 6,917 Bbls/d of NGLs. Since our Predecessor’s formation in November 2016, we have accumulated our acreage position by making 188 acquisitions through June 30, 2023. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the six months ended June 30, 2023, our production and ad valorem taxes were approximately $3.33 per BOE, relative to an average realized price of $44.46 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Acquisitions

As of June 30, 2023, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 188 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.

Production and Operations

Our average daily production during the three months ended June 30, 2023 and 2022 was 34,681 BOE/d (50% crude oil) and 12,402 BOE/d (52% crude oil), respectively. For the three months ended June 30, 2023, we received an average of $70.90 per Bbl of crude oil, $1.53 per Mcf of natural gas and $18.63 per Bbl of NGLs, for an average realized price of $42.01 per BOE. For the three months ended June 30, 2022, we received an average of $109.87 per Bbl of crude oil, $6.55 per Mcf of natural gas and $42.29 per Bbl of NGLs, for an average realized price of $76.65 per BOE.

As of June 30, 2023, we had 36,010 gross (266.4 net) producing horizontal wells on our acreage. Additionally, as of June 30, 2023, there were 4,056 gross (25.2 net) horizontal wells in various stages of drilling or completion and 3,053 gross (22.6 net) active horizontal drilling permits on our acreage.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies and services. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to decrease inflation on a long-term basis. These interest rate increases generally impact our borrowing costs as borrowings on the Sitio Revolving Credit Facility and our 2026 Senior Notes are variable rates which fluctuate with broader interest rates in the market.

The global economy also continues to be impacted by the February 2022 launch of a large-scale invasion of Ukraine by Russia, and also has been impacted by, among other events, the collapse of certain financial institutions and uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the invasion and associated sanctions, the financial institution collapses and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any escalation of hostilities in Ukraine or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been recently impacted by announcements of voluntary production cuts by OPEC and others. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. That said, as we do not explore, develop or operate on our oil and gas properties, we have not experienced any significant supply chain interruptions as a result of global supply and demand imbalances. However, our operators may experience supply chain disruptions which could impact their ability to develop our properties.

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

Management Fees

The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, Sitio's Chairman, is a managing member. Fees incurred under the agreement totaled approximately $1.4 million and $3.2 million for the three and six months ended June 30, 2022, respectively. This agreement was terminated in connection with the Falcon Merger and we will not incur future expense under the agreement. Additionally, certain other expenses associated with the limited partnership structure of the Predecessor will not be incurred by us in future periods.

Acquisitions

Our Predecessor’s financial statements as of and for the six months ended June 30, 2022 do not include the results of operations for the assets acquired in the Falcon Merger, Foundation Acquisition, Momentum Acquisition, and Brigham Merger prior to the respective dates of acquisition. As a result, our Predecessor’s financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.

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

Public Company Expenses

We incur incremental general and administrative expenses as a result of operating as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, independent auditor fees, independent reserve engineer fees, legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. These incremental general and administrative expenses are not reflected in our Predecessor’s financial statements. Additionally, as a result of the Falcon and Brigham Mergers, we have hired additional employees, including accounting, engineering and land personnel, in order to comply with requirements of being a publicly traded company.

Income Taxes

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor’s financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor’s financial statements was the Texas margin tax and certain state income taxes, which we will continue to be subject to as a corporation.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Statement of Income Data:
Revenue:
Total revenues	$136,466	$87,804
Operating Expenses:
Management fees to affiliates	—	1,371
Depreciation, depletion and amortization	74,239	19,912
General and administrative	14,066	6,675
Severance and ad valorem taxes	10,344	6,950
Impairment of oil and natural gas properties	25,617	—
Total operating expenses	124,266	34,908
Net income from operations	12,200	52,896
Interest expense (net)(1)	(23,159)	(1,942)
Change in fair value of warrant liability	584	3,306
Commodity derivatives gains	6,112	20,010
Interest rate derivative gains	607	—
Net income (loss) before taxes	(3,656)	74,270
Income tax (expense) benefit	683	(2,257)
Net income (loss)	(2,973)	72,013
Net income attributable to Predecessor	—	(39,582)
Net income attributable to temporary equity	—	(26,271)
Net (income) loss attributable to noncontrolling interest	2,177	—
Net income (loss) attributable to Class A stockholders	$(796)	$6,160

(1)
Interest expense is presented net of interest income.

	Three Months Ended June 30,
	2023	2022
Production Data:
Crude oil (MBbls)	1,580	588
Natural gas (MMcf)	5,575	1,871
NGLs (MBbls)	647	229
Total (MBOE)(6:1)	3,156	1,129
Average daily production (BOE/d)(6:1)	34,681	12,402
Average Realized Prices:
Crude oil (per Bbl)	$70.90	$109.87
Natural gas (per Mcf)	$1.53	$6.55
NGLs (per Bbl)	$18.63	$42.29
Combined (per BOE)	$42.01	$76.65
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$74.40	$109.35
Natural gas (per Mcf)	$1.92	$6.49
NGLs (per Bbl)	$18.63	$42.29
Combined (per BOE)	$44.45	$76.28

Revenue

Our consolidated revenues for the three months ended June 30, 2023 totaled $136.5 million as compared to $87.8 million for the three months ended June 30, 2022, an increase of 55%. The increase in revenues was due to an increase of $46.1 million in mineral and royalty revenue and an increase of $2.6 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the three months ended June 30, 2023 was $112.0 million as compared to $64.6 million for the three months ended June 30, 2022, an increase of $47.4 million. We realized a $109.0 million increase in year-over-year oil revenue due to a 169% increase in oil production volumes, which increased from 588 MBbls for the three months ended June 30, 2022 to 1,580 MBbls for the three months ended June 30, 2023. This was offset by a $61.6 million decrease in our year-over-year oil revenue due to a decrease of $38.97/Bbl in our average price received for oil production, which declined from $109.87/Bbl for the three months ended June 30, 2022 to $70.90/Bbl for the three months ended June 30, 2023.

Natural gas revenue for the three months ended June 30, 2023 was $8.5 million as compared to $12.2 million for the three months ended June 30, 2022, a decrease of $3.7 million. We realized a $24.3 million increase in year-over-year gas revenue due to a 198% increase in gas production volumes, which increased from 1,871 MMcf for the three months ended June 30, 2022 to 5,575 MMcf for the three months ended June 30, 2023. This was offset by a $28.0 million decrease in our year-over-year gas revenue due to a decrease of $5.02/Mcf in our average price received for gas production, which declined from $6.55/Mcf for the three months ended June 30, 2022 to $1.53/Mcf for the three months ended June 30, 2023.

NGLs revenue for the three months ended June 30, 2023 was $12.1 million as compared to $9.7 million for the three months ended June 30, 2022, an increase of $2.4 million. We realized a $17.7 million increase in year-over-year NGLs revenue due to a 183% increase in NGLs production volumes, which increased from 229 MBbls for the three months ended June 30, 2022 to 647 MBbls for the three months ended June 30, 2023. This was offset by a $15.3 million decrease in our year-over-year NGLs revenue due to a decrease of $23.66/Bbl in our average price received for NGLs production, which declined from $42.29/Bbl for the three months ended June 30, 2022 to $18.63/Bbl for the three months ended June 30, 2023.

Lease bonus revenue for the three months ended June 30, 2023 was $3.7 million as compared to $0.7 million for the three months ended June 30, 2022. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the three months ended June 30, 2023 were $0.2 million as compared to $0.5 million for the three months ended June 30, 2022, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees paid to the Predecessor’s affiliates was $1.4 million for the three months ended June 30, 2022. No such expense was incurred for the three months ended June 30, 2023 as the Company is no longer subject to the management services arrangement subsequent to the Falcon Merger.

Depreciation, depletion and amortization expense was $74.2 million for the three months ended June 30, 2023 as compared to $19.9 million for the three months ended June 30, 2022, an increase of $54.3 million, or 273%. The increase was due to a 180% increase in year-over-year production, which was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, and a higher depletion rate, which increased from $17.48 per BOE for the three months ended June 30, 2022 to $23.48 per BOE for the three months ended June 30, 2023.

General and administrative expense was $14.1 million for the three months ended June 30, 2023 as compared to $6.7 million for the three months ended June 30, 2022, an increase of $7.4 million, or 110%, primarily due to $4.4 million of additional share-based compensation expense, $1.7 million of additional employee compensation and benefits due to increased headcount, and $0.7 million of additional other professional services recognized in the second quarter of 2023.

Severance and ad valorem taxes were $10.3 million for the three months ended June 30, 2023 as compared to $7.0 million for the three months ended June 30, 2022, an increase of $3.3 million or 49%. The increase was primarily due to the year-over-year increase in mineral and royalty revenues from our acquisitions of additional mineral and royalty interests and existing interests.

Impairment of oil and natural gas properties was $25.6 million for the three months ended June 30, 2023, whereas there was no impairment of oil and natural gas properties recognized for the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices.

Other Income and Expenses

Interest expense of $23.2 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and 2026 Senior Notes. The increase in interest expense was due to higher average borrowings during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 related to funding the Falcon Merger, Brigham Merger and other acquisitions in 2022, as well as higher interest rates during the three months ended June 30, 2023.

The fair value of the warrant liability decreased by $584,000 during the three months ended June 30, 2023, as compared to a decrease of $3.3 million from the date of the Falcon Merger through June 30, 2022. The change during the three months ended June 30, 2023 is attributable to a decrease in the fair value of both the Public Warrants and Private Placement Warrants.

Commodity derivatives gains totaled $6.1 million for the three months ended June 30, 2023 as compared to $20.0 million for the three months ended June 30, 2022. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions.

Interest rate derivative gains totaled $607,000 for the three months ended June 30, 2023, whereas there were no interest rate derivative gains or losses for the three months ended June 30, 2022. In November 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings.

Income taxes changed from an expense of $2.3 million for the three months ended June 30, 2022 to a benefit of $683,000 for the three months ended June 30, 2023. This was primarily due to a recognition of a net loss before taxes for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Statement of Income Data:
Revenue:
Total revenues	$287,292	$154,167
Operating Expenses:
Management fees to affiliates	—	3,241
Depreciation, depletion and amortization	142,002	35,297
General and administrative	25,742	10,736
Severance and ad valorem taxes	20,803	10,804
Impairment of oil and natural gas properties	25,617	—
Total operating expenses	214,164	60,078
Net income from operations	73,128	94,089
Interest expense (net)(1)	(45,362)	(3,110)
Change in fair value of warrant liability	2,942	3,306
Loss on extinguishment of debt	(783)	—
Commodity derivatives gains	20,875	18,895
Interest rate derivatives gains	447	—
Net income before taxes	51,247	113,180
Income tax expense	(6,501)	(2,645)
Net income	44,746	110,535
Net income attributable to Predecessor	—	(78,104)
Net income attributable to temporary equity	—	(26,271)
Net income attributable to noncontrolling interest	(22,889)	—
Net income attributable to Class A stockholders	$21,857	$6,160

(1)
Interest expense is presented net of interest income.

	Six Months Ended June 30,
	2023	2022
Production Data:
Crude oil (MBbls)	3,169	1,123
Natural gas (MMcf)	11,010	3,565
NGLs (MBbls)	1,252	436
Total (MBOE)(6:1)	6,256	2,153
Average daily production (BOE/d)(6:1)	34,561	11,897
Average Realized Prices:
Crude oil (per Bbl)	$72.50	$101.37
Natural gas (per Mcf)	$2.10	$5.64
NGLs (per Bbl)	$20.14	$40.17
Combined (per BOE)	$44.46	$70.33
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$75.78	$101.10
Natural gas (per Mcf)	$2.40	$5.60
NGLs (per Bbl)	$20.14	$40.17
Combined (per BOE)	$46.64	$70.14

Revenue

Our consolidated revenues for the six months ended June 30, 2023 totaled $287.3 million as compared to $154.2 million for the six months ended June 30, 2022, an increase of 86%. The increase in revenues was due to an increase of $126.7 million in mineral and royalty revenue and an increase of $6.4 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the six months ended June 30, 2023 was $229.7 million as compared to $113.8 million for the six months ended June 30, 2022, an increase of $115.9 million. We realized a $207.4 million increase in year-over-year oil revenue due to a 182% increase in oil production volumes, which increased from 1,123 MBbls for the six months ended June 30, 2022 to 3,169 MBbls for the six months ended June 30, 2023. This was offset by a $91.5 million decrease in our year-over-year oil revenue due to a decrease of $28.87/Bbl in our average price received for oil production, which declined from $101.37/Bbl for the six months ended June 30, 2022 to $72.50/Bbl for the six months ended June 30, 2023.

Natural gas revenue for the six months ended June 30, 2023 was $23.2 million as compared to $20.1 million for the six months ended June 30, 2022, an increase of $3.1 million. We realized a $42.0 million increase in year-over-year gas revenue due to a 209% increase in gas production volumes, which increased from 3,565 MMcf for the six months ended June 30, 2022 to 11,010 MMcf for the six months ended June 30, 2023. This was offset by a $38.9 million decrease in our year-over-year gas revenue due to a decrease of $3.54/Mcf in our average price received for gas production, which declined from $5.64/Mcf for the six months ended June 30, 2022 to $2.10/Mcf for the six months ended June 30, 2023.

NGLs revenue for the six months ended June 30, 2023 was $25.2 million as compared to $17.5 million for the six months ended June 30, 2022, an increase of $7.7 million. We realized a $32.8 million increase in year-over-year NGLs revenue due to a 187% increase in NGLs production volumes, which increased from 436 MBbls for the six months ended June 30, 2022 to 1,252 MBbls for the six months ended June 30, 2023. This was offset by a $25.1 million decrease in our year-over-year NGLs revenue due to a decrease of $20.03/Bbl in our average price received for NGLs production, which declined from $40.17/Bbl for the six months ended June 30, 2022 to $20.14/Bbl for the six months ended June 30, 2023.

Lease bonus revenue for the six months ended June 30, 2023 was $8.5 million as compared to $2.0 million for the six months ended June 30, 2022. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the six months ended June 30, 2023 were $677,000 as compared to $732,000 for the six months ended June 30, 2022, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees paid to the Predecessor’s affiliates was $3.2 million for the six months ended June 30, 2022. No such expense was incurred for the six months ended June 30, 2023 as the Company is no longer subject to the management services arrangement subsequent to the Falcon Merger.

Depreciation, depletion and amortization expense was $142.0 million for the six months ended June 30, 2023 as compared to $35.3 million for the six months ended June 30, 2022, an increase of $106.7 million, or 302%. The increase was due to a 191% increase in year-over-year production, which was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, and a higher depletion rate, which increased from $16.24 per BOE for the six months ended June 30, 2022 to $22.66 per BOE for the six months ended June 30, 2023.

General and administrative expense was $25.7 million for the six months ended June 30, 2023 as compared to $10.7 million for the six months ended June 30, 2022, an increase of $15.0 million, or 140%, primarily due to $9.1 million of additional share-based compensation expense, $3.2 million of additional employee compensation and benefits due to increased headcount, and $1.1 million of additional other professional services recognized in 2023.

Severance and ad valorem taxes were $20.8 million for the six months ended June 30, 2023 as compared to $10.8 million for the six months ended June 30, 2022, an increase of $10.0 million or 93%. The increase was primarily due to the year-over-year increase in mineral and royalty revenues from our acquisitions of additional mineral and royalty interests and existing interests.

Impairment of oil and natural gas properties was $25.6 million for the six months ended June 30, 2023, whereas there was no impairment of oil and natural gas properties recognized for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices.

Other Income and Expenses

Interest expense of $45.4 million and $3.1 million was recognized during the six months ended June 30, 2023 and 2022, respectively, related to interest incurred on borrowings under the Sitio Revolving Credit Facility and 2026 Senior Notes. The increase in interest expense was due to higher average borrowings during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 related to funding the Falcon Merger, Brigham Merger and other acquisitions in 2022, as well as higher interest rates during the six months ended June 30, 2023.

The fair value of the warrant liability decreased by $2.9 million during the six months ended June 30, 2023, as compared to a decrease of $3.3 million from the date of the Falcon Merger through June 30, 2022. The change during the six months ended June 30, 2023 is attributable to a decrease in the fair value of both the Public Warrants and Private Placement Warrants.

Commodity derivatives gains totaled $20.9 million for the six months ended June 30, 2023 as compared to $18.9 million for the six months ended June 30, 2022. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our recent acquisitions. The increase in commodity derivatives gains is due to a larger decrease in commodity prices during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Interest rate derivative gains totaled $447,000 for the six months ended June 30, 2023, whereas there were no interest rate derivative gains or losses for the six months ended June 30, 2022. In November 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings.

Income tax expense increased from $2.6 million for the six months ended June 30, 2022 to $6.5 million for the six months ended June 30, 2023. The increase was primarily due to current and deferred income taxes due to our classification as a taxable corporation subsequent to the Falcon Merger, whereas the Predecessor was not subject to Federal income taxes during the six months ended June 30, 2022.

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

As of June 30, 2023, our liquidity was $264.3 million, comprised of $348,000 of cash and cash equivalents and $264.0 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$232,677	$88,431
Investing activities	(12,277)	(390,648)
Financing activities	(238,870)	305,456
Net increase (decrease) in cash and cash equivalents	$(18,470)	$3,239

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2023 were $232.7 million as compared to $88.4 million for the six months ended June 30, 2022, primarily as a result of increases in our royalty revenue.

Investing Activities

Cash flows used in investing activities totaled $12.3 million for the six months ended June 30, 2023 as compared to $390.6 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we received $6.1 million attributable to post-close adjustments from acquisitions completed in 2022, which was offset by expenditures for purchases of oil and gas properties of $0.4 million and advance deposits of $17.9 million for acquisitions of crude oil and gas properties. During the six months ended June 30, 2022, we made advance deposits of $22.4 million for acquisitions of crude oil and gas properties. Such deposits are reclassified to oil and gas properties upon closure of the acquisition. During the six months ended June 30, 2022, our expenditures for purchases of oil and gas properties were $356.8 million. During the six months ended June 30, 2022, we also realized a net decrease in cash of $10.7 million associated with the Falcon Merger and certain assets not contributed by our Predecessor. During the six months ended June 30, 2023, we purchased other property and equipment for $19,000 as compared to $676,000 during the six months ended June 30, 2022.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2023 totaled $238.9 million as compared to cash flows provided by financing activities of $305.5 million for the six months ended June 30, 2022. Borrowings under the Sitio Revolving Credit Facility for the six months ended June 30, 2023 were $619.5 million which were used to fund the refinancing and payoff of the Brigham Revolving Credit Facility as well as dividend payments. Borrowings under the Sitio Revolving Credit Facility for the six months ended June 30, 2022 were $156.9 million which were used to fund the Falcon Merger and other acquisitions of mineral and royalty interests. Repayments on the Sitio Revolving Credit Facility for the six months ended June 30, 2023 and 2022 were $643.5 million and $79.0 million, respectively, largely provided by cash flows from operations. Other financing cash outflows during the six months ended June 30, 2023, included costs of $7.9 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $88.9 million paid to holders of Class A Common Stock, $91.2 million of distributions paid to noncontrolling interest holders, and repayments of $22.5 million on the 2026 Senior Notes. During the six months ended June 30, 2022, we borrowed $250.0 million under the Bridge Loan Facility, the proceeds from which were used to fund acquisitions of mineral and royalty interests. Other financing cash outflows during the six months ended June 30, 2022 included $6.3 million of costs incurred in connection with our entry into the Bridge Loan Facility, costs of $2.8 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, and $13.3 million of distributions to noncontrolling interests by our Predecessor.

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

The Sitio Revolving Credit Facility matures on the earlier of (i) June 30, 2027 and (ii) the date that is 180 days prior to the final maturity date of the 2026 Senior Notes if any 2026 Senior Notes remain outstanding on such date. The Sitio Revolving Credit Facility has a $750 million borrowing base, which was reaffirmed on April 28, 2023.

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

Pursuant to the Note Purchase Agreement, Sitio OpCo issued the 2026 Senior Notes to the Holders in an aggregate principal amount of $450.0 million at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. The 2026 Senior Notes mature on September 21, 2026.

Sitio OpCo may elect, at its option, to redeem the 2026 Senior Notes in whole or in part at any time, subject to (except as described below) payment of a premium determined in accordance with the table below based on the length of time between the issuance date and the redemption date:

Period	Premium
Months 0 – 12	Customary “make-whole” premium plus 3.00%
Months 13 – 24	3.00%
Months 25 – 36	1.00%
Months 37 – 48	0.00%

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

Impairment of Oil and Gas Properties

We evaluate our proved properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future net cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future net cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may continue to incur proved property impairments in future periods.

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

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production taxes and post-production expenses. The prices of oil, natural gas, and NGLs from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGL produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs. As we do not operate any of the wells for which we receive royalties, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accrued revenue and accounts receivable line item in the accompanying unaudited condensed consolidated balance sheets. Differences between our estimates and the actual amounts received for oil and natural gas sales are recorded in the month that payment is received from the third party.

Oil, natural gas, and NGLs revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

We also earn revenue related to lease bonuses by leasing our mineral interests to E&P companies. We recognize lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible.

Contractual Obligations

As of June 30, 2023, we did not have any debt, capital lease obligations, operating lease obligations or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2026 Senior Notes and operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2026 Senior Notes” for a description of the 2026 Senior Notes and “Note 16 – Leases” to our audited financial statements for the years ended December 31, 2022, 2021, and 2020 within our Annual Report for our contractual obligations under the office lease agreements.

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

A $1.00 per Bbl change in our realized oil price would have resulted in a $3.2 million change in our oil revenues for the six months ended June 30, 2023. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.1 million change in our natural gas revenues for the six months ended June 30, 2023. A $1.00 per Bbl change in NGL prices would have resulted in a $1.3 million change in our NGL revenues for the six months ended June 30, 2023. Royalties on oil sales contributed 83% of our mineral and royalty revenues for the six months ended June 30, 2023. Royalties on natural gas sales contributed 8% and royalties on NGL sales contributed 9% of our total mineral and royalty revenues for the six months ended June 30, 2023.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility and 2026 Senior Notes each of which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility, Brigham Revolving Credit Facility, and 2026 Senior Notes during the six months ended June 30, 2023 and 2022 was 9.18% and 3.69%, respectively. We estimate that an increase of 1.0% in the average interest rate during the six months ended June 30, 2023 would have resulted in an approximately $4.6 million increase in interest expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For further information regarding legal proceedings, refer to “Note 16 – Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Still be Repurchased as Part of Publicly Announced Plans
April 1, 2023 - April 30, 2023	—	—	—	—
May 1, 2023 - May 31, 2023	—	—	—	—
June 1, 2023 - June 30, 2023	97,711	$27.19	—	—
Total	97,711	$27.19	—	—

Shares repurchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards held by our employees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1*

Second Amendment to Note Purchase Agreement, dated as of June 13, 2023, by and among Sitio Royalties Operating Partnership, LP, as issuer, the subsidiary guarantors party thereto, the financial institutions from time to time party thereto as holders, and U.S. Bank Trust Company, National Association, as agent for the holders.

4.2

Registration Rights Agreement, dated as of June 14, 2023, by and among Sitio Royalties Corp., Sierra Energy Royalties, LLC and Source Energy Permian II, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023).

10.1

Second Amended and Restated Agreement of Limited Partnership of Sitio Royalties Operating Partnership, LP, dated as of June 7, 2022 (incorporated by reference to Exhibit 10.3 to our Predecessor’s Current Report on Form 8-K filed on June 10, 2022).

10.2

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sitio Royalties Operating Partnership, LP, dated as of December 28, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

10.3

Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sitio Royalties Operating Partnership, LP, dated as of June 14, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2023).

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

SITIO ROYALTIES CORP.

Date: August 8, 2023	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: August 8, 2023	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023	By:	/s/ Jim Norris
Jim Norris
Vice President, Chief Accounting Officer (Principal Accounting Officer)