Form 10-Q
period 2023-09-30
Sitio Royalties Corp.
filed 2023-11-08
CIK 1949543

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 81,764,191 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 75,414,714 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par and share amounts)

	September 30,	December 31,
	2023	2022
.	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,339	$18,818
Accrued revenue and accounts receivable	116,088	142,010
Prepaid assets	13,800	12,489
Derivative asset	7,521	18,874
Total current assets	138,748	192,191

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	3,009,429	3,244,436
Proved properties	2,431,742	1,926,214
Other property and equipment	3,440	3,421
Accumulated depreciation, depletion, amortization, and impairment	(471,549)	(223,214)
Total property and equipment, net	4,973,062	4,950,857

Long-term assets
Long-term derivative asset	2,805	13,379
Deferred financing costs	11,849	7,082
Operating lease right-of-use asset	4,150	5,679
Other long-term assets	504	1,714
Total long-term assets	19,308	27,854

TOTAL ASSETS	$5,131,118	$5,170,902

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,939	$21,899
Warrant liability	—	2,950
Operating lease liability	1,350	1,563
Total current liabilities	23,289	26,412

Long-term liabilities
Long-term debt	996,460	938,896
Deferred tax liability	333,467	313,607
Non-current operating lease liability	3,907	5,303
Other long-term liabilities	1,189	89
Total long-term liabilities	1,335,023	1,257,895

Total liabilities	1,358,312	1,284,307

Commitments and contingencies (see Note 16)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 81,763,078 and 80,804,956 shares issued and 81,763,078 and 80,171,951 outstanding at September 30, 2023 and December 31, 2022, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 75,440,851 and 74,347,005 shares issued and 75,414,714 and 74,347,005 outstanding at September 30, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,790,492	1,750,640
Accumulated deficit	(109,596)	(9,203)
Class A Treasury Shares, 0 and 633,005 shares at September 30, 2023 and December 31, 2022, respectively	—	(19,085)
Class C Treasury Shares, 26,137 and 0 shares at September 30, 2023 and December 31, 2022, respectively	(677)	—
Noncontrolling interest	2,092,571	2,164,228
Total equity	3,772,806	3,886,595

TOTAL LIABILITIES AND EQUITY	$5,131,118	$5,170,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil, natural gas and natural gas liquids revenues	$152,766	$108,761	$430,887	$260,219
Lease bonus and other income	3,944	6,736	13,115	9,445
Total revenues	156,710	115,497	444,002	269,664

Operating expenses:
Management fees to affiliates	—	—	—	3,241
Depreciation, depletion and amortization	80,716	32,005	222,718	67,302
General and administrative	12,044	13,381	37,786	24,117
Severance and ad valorem taxes	12,124	7,215	32,927	18,019
Impairment of oil and natural gas properties	—	—	25,617	—
Total operating expenses	104,884	52,601	319,048	112,679

Net income from operations	51,826	62,896	124,954	156,985

Other income (expense):
Interest expense, net	(26,373)	(14,986)	(71,735)	(18,096)
Change in fair value of warrant liability	8	536	2,950	3,842
Loss on extinguishment of debt	(687)	(11,487)	(1,470)	(11,487)
Commodity derivatives gains (losses)	(24,125)	34,613	(3,250)	53,508
Interest rate derivatives gains	9	—	456	—
Net income before taxes	658	71,572	51,905	184,752

Income tax expense	(383)	(2,561)	(6,884)	(5,206)

Net income	275	69,011	45,021	179,546
Net income attributable to Predecessor	—	—	—	(78,104)
Net income attributable to temporary equity	—	(59,872)	—	(86,143)
Net (income) loss attributable to noncontrolling interest	12	—	(22,877)	—
Net income attributable to Class A stockholders	$287	$9,139	$22,144	$15,299

Net income per Class A common share
Basic	$0.00	$0.70	$0.26	$1.19
Diluted	$0.00	$0.70	$0.26	$1.19

Weighted average Class A common shares outstanding
Basic	81,712	12,703	80,984	12,665
Diluted	157,260	12,703	80,984	12,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$45,021	$179,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	222,718	67,302
Amortization of deferred financing costs and long-term debt discount	4,275	5,419
Share-based compensation	14,474	4,947
Change in fair value of warrant liability	(2,950)	(3,842)
Loss on extinguishment of debt	1,470	11,487
Impairment of oil and natural gas properties	25,617	—
Commodity derivative (gains) losses	3,250	(53,508)
Net cash received for commodity derivative settlements	18,730	2,239
Interest rate derivative gains	(456)	—
Net cash received for interest rate derivative settlements	403	—
Deferred tax expense (benefit)	(15,107)	2,645
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	26,188	(29,785)
Prepaid assets	13,187	(1,903)
Other long-term assets	1,866	(115)
Accounts payable and accrued expenses	(3,131)	(12,986)
Due to affiliates	—	(380)
Operating lease liabilities and other long-term liabilities	(737)	9
Net cash provided by operating activities	354,818	171,075

Cash flows from investing activities:
Acquisition of Falcon, net of cash	—	4,484
Predecessor cash not contributed in the Falcon Merger	—	(15,229)
Purchases of oil and gas properties, net of post-close adjustments	(172,070)	(558,062)
Purchases of other property and equipment	(19)	(819)
Net cash used in investing activities	(172,089)	(569,626)

Cash flows from financing activities:
Borrowings on credit facilities	588,500	196,895
Repayments on credit facilities	(497,500)	(147,000)
Borrowings on Bridge Loan Facility	—	425,000
Repayments on Bridge Loan Facility	—	(425,000)
Bridge Loan Facility issuance costs	—	(14,909)
Borrowings on 2026 Senior Notes	—	444,500
Repayments on 2026 Senior Notes	(33,750)	—
2026 Senior Notes issuance costs	(351)	(4,169)
Distribution paid to Temporary Equity	—	(50,510)
Distributions to noncontrolling interest	(121,924)	(13,318)
Dividends paid to Class A stockholders	(121,555)	(9,017)
Dividend equivalent rights paid	(982)	(283)
Cash paid for taxes related to net settlement of share-based compensation awards	(3,432)	—
Payments of deferred financing costs	(9,214)	(3,964)
Other	—	(1,241)
Net cash (used in) provided by financing activities	(200,208)	396,984

Net change in cash and cash equivalents	(17,479)	(1,567)
Cash and cash equivalents, beginning of period	18,818	12,379
Cash and cash equivalents, end of period	$1,339	$10,812

Supplemental disclosure of non-cash transactions:
Increase (decrease) in current liabilities for additions to property and equipment:	$224	$(163)
Oil and gas properties acquired through issuance of Class C Common Stock and common units in consolidated subsidiary:	66,256	692,197
Temporary equity cumulative adjustment to redemption value:	—	153,086

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$9,268	$1,866
Cash paid for interest expense:	68,249	13,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Stockholders’ Equity
	Class A		Class C		Additional		Class A		Class C
	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at January 1, 2023	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income (loss)	—	—	—	—	—	22,653	—	—	—	—	25,066	47,719
Share-based compensation	—	—	—	—	4,129	—	—	—	—	—	555	4,684
Conversion of Class C Common Stock to Class A Common Stock	6	—	(6)	—	183	—	—	—	—	—	(183)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	6	—	—	—	(44)	—	—	—	—	—	—	(44)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	36	—	—	—	—	—	—	36
Dividends to Class A stockholders	—	—	—	—	—	(48,107)	—	—	—	—	—	(48,107)
Dividend equivalent rights	—	—	—	—	—	(400)	—	—	—	—	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(49,206)	(49,206)
Cancellation of Treasury Shares	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at March 31, 2023	80,184	$8	74,341	$7	$1,735,859	$(35,057)	—	$—	—	$—	$2,140,460	$3,841,277
Net income (loss)	—	—	—	—	—	(796)	—	—	—	—	(2,177)	(2,973)
Share-based compensation	—	—	—	—	4,861	—	—	—	—	—	561	5,422
Conversion of Class C Common Stock to Class A Common Stock	1,310	—	(1,310)	—	37,865	—	—	—	—	—	(37,865)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	166	—	—	—	(2,658)	—	—	—	—	—	—	(2,658)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(26)	(677)	—	(677)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	7,523	—	—	—	—	—	—	7,523
Issuance of Class C Common Stock in connection with acquisition	—	—	2,508	1	—	—	—	—	—	—	66,525	66,526
Dividends to Class A stockholders	—	—	—	—	—	(40,743)	—	—	—	—	—	(40,743)
Dividend equivalent rights	—	—	—	—	—	(383)	—	—	—	—	—	(383)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(41,956)	(41,956)
Balance at June 30, 2023	81,660	$8	75,539	$8	$1,783,450	$(76,979)	—	$—	(26)	$(677)	$2,125,548	$3,831,358
Net income (loss)	—	—	—	—	—	287	—	—	—	—	(12)	275
Share-based compensation	—	—	—	—	3,800	—	—	—	—	—	568	4,368
Conversion of Class C Common Stock to Class A Common Stock	98	—	(98)	—	2,771	—	—	—	—	—	(2,771)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	5	—	—	—	(53)	—	—	—	—	—	—	(53)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	524	—	—	—	—	—	—	524
Dividends to Class A stockholders	—	—	—	—	—	(32,705)	—	—	—	—	—	(32,705)
Dividend equivalent rights	—	—	—	—	—	(199)	—	—	—	—	—	(199)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,762)	(30,762)
Balance at September 30, 2023	81,763	$8	75,441	$8	$1,790,492	$(109,596)	—	$—	(26)	$(677)	$2,092,571	$3,772,806

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C		Additional
	Partners’	Noncontrolling	Common Stock		Common Stock		Paid-in	Accumulated	Total
	Capital	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	$560,622	$502,521	—	$—	—	$—	$—	$—	$1,063,143
Net income attributable to Predecessor	19,280	19,242	—	—	—	—	—	—	38,522
Balance at March 31, 2022	$579,902	$521,763	—	$—	—	$—	$—	$—	$1,101,665
Capital distribution	—	(13,318)	—	—	—	—	—	—	(13,318)
Net income attributable to Predecessor from April 1, 2022 through June 6, 2022	20,213	19,369	—	—	—	—	—	—	39,582
Balance prior to the Falcon Merger	$600,115	$527,814	—	$—	—	$—	$—	$—	$1,127,929
Merger Transaction (effected for 1-for-4 reverse stock split)	(600,115)	(527,814)	12,089	1	71,752	7	352,019	—	(775,902)
Share-based compensation	—	—	—	—	—	—	830	—	830
Conversion of Class C Common Stock to Class A Common Stock	—	—	612	—	(612)	—	11,909	—	11,909
Net income attributable to stockholders from June 7, 2022 through June 30, 2022	—	—	—	—	—	—	—	6,160	6,160
Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	(248,208)	(6,160)	(254,368)
Balance at June 30, 2022	$—	$—	12,701	$1	71,140	$7	$116,550	$—	$116,558
Net income (loss)	—	—	—	—	—	—	—	9,139	9,139
Share-based compensation	—	—	—	—	—	—	3,401	—	3,401
Conversion of Class C Common Stock to Class A Common Stock	—	—	5	—	(5)	—	124	—	124
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	462	—	462
Dividend equivalent rights paid	—	—	—	—	—	—	—	(284)	(284)
Dividends to Class A stockholders	—	—	—	—	—	—	—	(9,017)	(9,017)
Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	101,282	—	101,282
Balance at September 30, 2022	$—	$—	12,706	$1	71,135	$7	$221,819	$(162)	$221,665

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

Shortly prior to the Closing Date, the Company changed its name from “Falcon Minerals Corporation” to “Sitio Royalties Corp.”

Brigham Merger

On December 29, 2022, the Company consummated the previously announced merger transactions (the “Brigham Merger”) contemplated by the Agreement and Plan of Merger, dated as of September 6, 2022 (the “Brigham Merger Agreement”) by and among STR Sub Inc. (formerly Sitio Royalties Corp.) (“Former Sitio”), MNRL Sub Inc. (formerly Brigham Minerals Inc.) (“Brigham”), Brigham Minerals Holdings, LLC (“Brigham OpCo”), Sitio Royalties Operating Partnership, LP, Sitio Royalties Corp. (formerly Snapper Merger Sub I, Inc.) (“New Sitio”), Snapper Merger Sub IV, Inc. (“Brigham Merger Sub”), Snapper Merger Sub V, Inc. (“Sitio Merger Sub”), and Snapper Merger Sub II, LLC (“Opco Merger Sub”). The Brigham Merger Agreement provided for the acquisition of Brigham by Former Sitio in an all stock transaction. Refer to “Note 3 – Brigham Merger” for further information. The Company completed the acquisition of approximately 86,500 NRAs in the Delaware and Midland Basin in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota from Brigham pursuant to the Brigham Merger.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the Company’s financial position as of September 30, 2023, results of its operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K filed with the SEC on March 8, 2023 (the “Annual Report”). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023. The Company operates in one reportable segment. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Falcon Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), immediately prior to our corporate reorganization in connection with the Falcon Merger. Prior to the Falcon Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical financial statements. The assets contributed by KMF in the Falcon Merger did not include KMF’s surface rights. The unaudited condensed consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022, which include the results of Brigham following December 29, 2022. The balance sheets as of September 30, 2023 and December 31, 2022 reflect the assets and liabilities of the Company, which include the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) (“KMF Land”) at their historical costs and the assets and liabilities of Falcon Minerals Corporation measured at fair value as of June 7, 2022 and the assets and liabilities of Brigham measured at fair value as of December 29, 2022. Earnings per share is calculated based on the consolidated results of the Company for the periods subsequent to the Falcon Merger. The Company has acquired additional surface rights in connection with multiple acquisitions subsequent to the Falcon Merger. The results of each subsequent acquisition are included in the consolidated company results for the period following the consummation of such acquisition.

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

The Company’s estimates and classification of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering, and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows depend upon several variable factors and assumptions. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and natural gas prices. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas and estimates of the future net cash flows may vary substantially.

Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to oil and natural gas properties.

Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the nine months ended September 30, 2023.

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

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Accrued revenue	$115,029	$80,406
Accounts receivable	1,059	61,604
Total accrued revenue and accounts receivable	$116,088	$142,010

Accounts receivable at September 30, 2023 are primarily composed of derivative settlements receivable. Accounts receivable at December 31, 2022 are primarily composed of accrued revenue acquired in conjunction with the Brigham Merger. Refer to “Note 3 – Brigham Merger” for more information. The Company routinely assesses the recoverability of all material accounts receivable to determine their collectability, and records a reserve for amounts not expected to be fully recovered using a current expected credit loss model. As of September 30, 2023, and December 31, 2022, the Company had no reserves for amounts not expected to be fully recovered.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Ad valorem taxes payable	$8,808	$9,209
Brigham Merger accrued expenses	2,281	2,878
Deferred financing costs and debt issuance costs	1,903	206
General and administrative	4,083	1,931
Payable to seller for pre-effective monies	2,766	2,243
Other taxes payable	1,036	2,713
Interest expense	822	1,377
Other	240	12
Accrued prepaids	—	1,330
Total accounts payable and accrued expenses	$21,939	$21,899

Merger-Related Transaction Costs

General and administrative expense of $12.0 million and $13.4 million for the three months ended September 30, 2023 and 2022 included $123,000 and $3.6 million, respectively, of costs incurred by the Company in connection with the Falcon Merger and the

Brigham Merger. For the nine months ended September 30, 2023 and 2022, general and administrative expense of $37.8 million and $24.1 million included $2.7 million and $6.8 million, respectively, of merger-related costs.

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

Preliminary Purchase Price Allocation

The Brigham Merger was accounted for as a business combination using the acquisition method and, therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date. The Company’s determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date is preliminary. Certain data necessary to complete the purchase price allocation is subject to change, and includes, but is not limited to, settlement of pre-acquisition working capital balances and assessments of deferred tax assets and liabilities acquired. We expect to complete the purchase price allocation during the year ending December 31, 2023, during which time the value of the assets and liabilities may be revised as appropriate.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on December 29, 2022 including measurement period adjustments through the nine months ended September 30, 2023 (in thousands):

Brigham fair values:	December 29, 2022	Adjustments	September 30, 2023
Cash	$11,054	$—	$11,054
Accrued revenue and accounts receivable	61,745	266	62,011
Prepaid expenses	11,339	15,828	27,167
Unproved oil and gas properties	1,783,162	31,701	1,814,863
Proved oil and gas properties	873,050	—	873,050
Property and equipment	200	—	200
Right-of-use asset	3,209	—	3,209
Other assets	1,064	(1,064)	—
Current liabilities	(83,425)	(2,581)	(86,006)
Long-term debt	(193,000)	—	(193,000)
Long-term operating lease liability	(2,387)	—	(2,387)
Deferred tax liability	(316,571)	(43,050)	(359,621)
Other long-term liability	(39)	(1,100)	(1,139)
Total consideration and fair value	$2,149,401	$—	$2,149,401

Transaction costs associated with the Brigham Merger incurred for the three and nine months ended September 30, 2023 were $122,000 and $2.5 million, respectively. Transaction costs associated with the Brigham Merger incurred for the three and nine months ended September 30, 2022 were $3.4 million. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our unaudited condensed consolidated statements of income.

4. Falcon Reverse Merger

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford and Appalachian Basin from Falcon Minerals Corporation in a reverse merger. At closing, subject to the terms and conditions of the Falcon Reverse Merger Agreement, Falcon merged with and into Desert Peak, with Desert Peak continuing as the surviving entity in the Falcon Merger as a wholly owned subsidiary of Sitio OpCo. On June 3, 2022, prior to the consummation of the Falcon Merger, Falcon effected the four-to-one Reverse Stock Split. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split. Additionally, as a result of the Reverse Stock Split, the warrants, which expired in August 2023, were adjusted such that four whole warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock.

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

Transaction costs associated with the Falcon Merger incurred for the three and nine months ended September 30, 2023 were $1,000 and $167,000, respectively. Transaction costs associated with the Falcon Merger incurred for the three and nine months ended September 30, 2022 were $166,000 and $3.4 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our unaudited condensed consolidated statements of income.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2022, respectively, gives effect to the Falcon Merger as if it had occurred on January 1, 2022 (in thousands, except per share amounts):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
Total revenues	$115,497	$308,989
Income attributable to common stockholders	12,230	28,802

Net income per share:
Basic	$0.96	$2.27
Diluted	$0.96	$2.25

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Falcon Merger been completed as of January 1, 2022 and should not be taken as indicative of the Company’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

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

During the three and nine months ended September 30, 2023 and 2022, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Crude oil sales	$129,705	$79,333	$359,442	$193,171
Natural gas sales	9,569	19,086	32,745	39,186
NGL sales	13,492	10,342	38,700	27,862
Total royalty revenues	$152,766	$108,761	$430,887	$260,219

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying condensed consolidated balance sheets. The difference between the Company’s estimates of royalty revenues and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the operator. For the three and nine months ended September 30, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

6. Oil and Natural Gas Properties

The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the SCOOP and STACK plays in the Anadarko Basin in Oklahoma, the DJ Basin in Colorado and Wyoming, the Williston Basin in North Dakota, and the Appalachian Basin in Pennsylvania, Ohio and West Virginia. The following is a summary of oil and natural gas properties as of September 30, 2023 and December 31, 2022 (in thousands):

Oil and natural gas properties:	September 30, 2023	December 31, 2022
Unproved properties	$3,009,429	$3,244,436
Proved properties	2,431,742	1,926,214
Oil and natural gas properties, gross	5,441,171	5,170,650
Accumulated depletion and impairment	(470,024)	(222,072)
Oil and natural gas properties, net	$4,971,147	$4,948,578

As presented in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, the Company paid $172.1 million and $558.1 million, respectively, for purchases of oil and gas properties. Additionally, during the nine months ended September 30, 2022, the Company acquired mineral and royalty interests of $692.2 million through the issuance of Class C Common Stock as a result of the Falcon Merger. Please see “Note 4 – Falcon Reverse Merger” for further information.

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $80.6 million and $222.3 million for the three and nine months ended September 30, 2023, respectively. Depletion expense was $31.8 million and $66.8 million for the three and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2023, the Company recognized an impairment charge of $25.6 million related to its Appalachian Basin proved properties. See “Note 14 – Fair Value Measurement” for additional information. No impairment was recognized for the three and nine months ended September 30, 2022.

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

Momentum Acquisition

In July 2022, the Company acquired approximately 12,200 net royalty acres from Momentum Minerals Operating, LP, Momentum Minerals Operating II, LP, Momentum Minerals Nominee, Inc., Momentum Minerals Nominee II, Inc. and Athene Annuity & Life Assurance Company (collectively, “Momentum”) for a purchase price of $213.3 million, net of customary closing adjustments (the “Momentum Acquisition”). The Momentum Acquisition was funded through borrowings under Sitio OpCo’s 364-day term loan credit facility (the “Bridge Loan Facility”) and borrowings under the Sitio Revolving Credit Facility, in addition to cash on hand.

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

The Sitio Revolving Credit Facility matures on June 30, 2027. Loans drawn under the Sitio Revolving Credit Facility may be prepaid at any time without premium or penalty (other than customary breakage costs for Term SOFR rate loans) and must be prepaid in the event that exposure exceeds the lesser of the borrowing base and the elected commitments of the lenders at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed, subject to compliance with the Sitio Revolving Credit Facility. In addition, Sitio OpCo may permanently reduce or terminate in full the commitments under the Sitio Revolving Credit Facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid and may not be reborrowed. Upon the occurrence of an event of default under the Sitio Revolving Credit Facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under the Sitio Revolving Credit Facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.

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

On September 22, 2023, Sitio OpCo and the guarantors party to the Sitio Revolving Credit Facility entered into the First Amendment to Third Amended and Restated Credit Agreement (“First Amendment to the Sitio Revolving Credit Facility”), pursuant to which the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) was increased to $850.0 million. As of September 30, 2023, the outstanding balance under the Sitio Revolving Credit Facility was $601.0 million. As of December 31, 2022, the Sitio Borrowing Base was $300.0 million as determined by the lenders and the outstanding balance under the Sitio Revolving Credit Facility was $250.0 million.

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

As of September 30, 2023 and December 31, 2022, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.42% and 7.62%, respectively. As of September 30, 2023 and December 31, 2022, the Company had unamortized debt issuance costs of $11.8 million and $6.0 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the three months ended September 30, 2023 and 2022, the Company recognized $761,000 and $353,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. For the nine months ended September 30, 2023 and 2022, the Company recognized $2.1 million and $817,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023 and the First Amendment to the Sitio Revolving Credit Facility in September 2023, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such, $687,000 and $1.5 million of previously capitalized deferred financing costs were written off during the three and nine months ended September 30, 2023, respectively.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Revolving Credit Facility requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million. EBITDA for the period ending on September 30, 2023 is calculated as EBITDA for the period beginning on October 1, 2022 and ending on September 30, 2023, as adjusted for material acquisitions completed during the reference period. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at September 30, 2023 and December 31, 2022.

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

Pursuant to the Note Purchase Agreement, Sitio OpCo issued senior unsecured notes to the Holders in an aggregate principal amount of $450.0 million (the “2026 Senior Notes”) at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. On October 3, 2023, the Company redeemed all of the outstanding 2026 Senior Notes. Refer to “Note 18 – Subsequent Events” for further information.

Interest accrues on the 2026 Senior Notes at an adjusted Term SOFR rate (including a 0.150% spread adjustment) for a three-month period plus a margin of 5.75%. Interest payments on the 2026 Senior Notes are due quarterly. Sitio OpCo could elect, at its option, to prepay the 2026 Senior Notes on the last business day of each calendar quarter in an amount equal to 2.50% of the aggregate principal amount of all the 2026 Senior Notes issued under the Note Purchase Agreement, which prepayments do not require the payment of any premium (each, an “Optional Quarterly Payment”).

As of September 30, 2023 and December 31, 2022, the Company had $405.0 million and $438.8 million, respectively, of 2026 Senior Notes outstanding. As of September 30, 2023 and December 31, 2022, the weighted average interest rate of the 2026 Senior Notes was 11.29% and 11.23%, respectively. As of September 30, 2023 and December 31, 2022, the Company had unamortized discount of $4.0 million and $5.1 million, respectively, in connection with its issuance of the 2026 Senior Notes. As of September 30, 2023 and December 31, 2022, the Company had unamortized debt issuance costs of $3.9 million and $4.7 million, respectively, in connection with its issuance of the 2026 Senior Notes. Discount and debt issuance costs are reported as a reduction to long-term debt on our unaudited condensed consolidated balance sheets and are amortized over the life of the 2026 Senior Notes. For the three and nine months ended September 30, 2023, the Company recognized $721,000 and $2.2 million, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the Note Purchase Agreement. No such expense was recognized for the three and nine months ended September 30, 2022.

9. Equity

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Board.

Class C Common Stock

Shares of Class C Common Stock are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the nine months ended September 30, 2023, 1,414,644 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.

Treasury Shares

During the nine months ended September 30, 2023, the Company canceled 633,005 shares of its Class A Common Stock held in treasury. The treasury shares were recorded at a price of $30.15 upon contribution to the Company as part of the Brigham Merger consideration. As of September 30, 2023, no shares of Class A Common Stock were held in treasury.

During the nine months ended September 30, 2023, the Company transferred 26,137 shares of its Class C Common Stock to treasury. The treasury shares were recorded at a price of $25.92 upon repurchase by the Company. Holders of Sitio OpCo Restricted Stock Awards forfeited their vested shares for income taxes and the income taxes were paid by the Company. See “Note 11 – Share-Based Compensation” for additional information regarding these awards. As of September 30, 2023, 26,137 shares of Class C Common Stock were held in treasury.

Cash Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder record date
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Class A stockholders	$287	$9,139	$22,144	$15,299
Less: Earnings allocated to participating securities	(199)	(284)	(983)	(284)
Net income attributable to Class A stockholders - basic	$88	$8,855	$21,161	$15,015
Plus: net income (loss) attributable to noncontrolling interest	(12)	—	22,877	—
Net income attributable to Class A stockholders - diluted	$76	$8,855	$44,038	$15,015
Denominator:
Weighted average shares outstanding - basic	81,712	12,703	80,984	12,665
Effect of dilutive securities	75,548	—	—	—
Weighted average shares outstanding - diluted	157,260	12,703	80,984	12,665

Net income per common share - basic	$0.00	$0.70	$0.26	$1.19
Net income per common share - diluted	$0.00	$0.70	$0.26	$1.19

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants	3,060	5,312	4,554	5,312
Unvested share-based compensation awards	899	704	789	702
Shares of Class C Common Stock if converted	—	71,138	74,601	71,175
Total	3,959	77,154	79,944	77,189

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of September 30, 2023.

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

10. Noncontrolling Interest

Noncontrolling interest represents the 48.0% economic interest of the units of Sitio OpCo not owned by Sitio in the unaudited condensed consolidated balance sheets. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each Sitio OpCo Partnership Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Partnership Units for, at Sitio’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one Sitio OpCo Partnership Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.

Noncontrolling interest is recorded at its carrying value. During the period from December 31, 2022 through September 30, 2023, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

Noncontrolling Interest
Balance – December 31, 2022	$2,164,228
Net income	22,877
Share-based compensation	1,684
Conversion of Class C Common Stock to Class A Common Stock	(40,819)
Distributions to noncontrolling interest	(121,924)
Issuance of Class C Common Stock in connection with acquisition	66,525
Balance – September 30, 2023	$2,092,571

11. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of September 30, 2023, a total of 6,872,320 shares of Class A Common Stock remain available for future grant under the Plan.

Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of income. The following table summarizes the share-based compensation expense recorded for each type of award for the three and nine months ended September 30, 2023 and 2022, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

RSUs	$1,008	$1,988	$5,574	$2,475
PSUs	2,107	988	5,539	1,235
DSUs	598	425	1,416	521
Sitio OpCo Restricted Stock Awards	567	568	1,684	716
RSUs Converted in the Brigham Merger	62	—	184	—
PSUs Converted in the Brigham Merger	26	—	77	—
Total	$4,368	$3,969	$14,474	$4,947

For the three and nine months ended September 30, 2023, the Company recognized increases to accumulated deficit of $199,000 and $982,000, respectively, related to DERs. For the three and nine months ended September 30, 2022, $284,000 was paid related to DERs.

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

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2023.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	446,128	$29.11
Granted	205,118	24.34
Forfeited	(9,030)	29.61
Vested	(270,605)	29.02
Unvested at September 30, 2023	371,611	$26.53

As of September 30, 2023, there was approximately $7.7 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to our non-employee directors. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. DSUs generally vest in equal quarterly installments over the one-year period beginning on the grant date. Vested DSUs must be held for the duration of service and are settled in shares of Class A Common Stock when a recipient’s service relationship is terminated for any reason.

The following table summarizes activity related to unvested DSUs for the nine months ended September 30, 2023.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	41,724	$29.12
Granted	93,680	25.38
Forfeited	—	—
Vested	(41,724)	29.12
Unvested at September 30, 2023	93,680	$25.38

As of September 30, 2023, there was approximately $1.5 million of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.6 years.

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

The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2022	67.23% - 67.30%	2.89% - 4.18%	0.00%
2023	52.71%	4.60%	0.00%

The following table summarizes activity related to unvested PSUs for the nine months ended September 30, 2023.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	308,953	$39.12
Granted	504,041	25.81
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2023	812,994	$30.87

As of September 30, 2023, there was approximately $17.3 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the nine months ended September 30, 2023.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	21,279	$30.15
Granted	—	—
Forfeited	(3,147)	30.15
Vested	(7,092)	30.15
Unvested at September 30, 2023	11,040	$30.15

As of September 30, 2023, there was approximately $362,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the nine months ended September 30, 2023.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	10,786	$30.15
Granted	—	—
Forfeited	(3,148)	30.15
Vested	—	—
Unvested at September 30, 2023	7,638	$30.15

As of September 30, 2023, there was approximately $152,000 of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes activity related to unvested Sitio OpCo RSAs for the nine months ended September 30, 2023

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	309,527	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Unvested at September 30, 2023	232,145	$29.12

As of September 30, 2023, there was approximately $6.0 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 2.7 years.

12. Warrants

The warrants described below expired in August 2023 and are no longer outstanding. In July 2017, Falcon consummated its IPO of units, each consisting of one share of Class A Common Stock and one-half of one warrant. As a result of the Falcon Merger, the Company’s warrants were adjusted such that four whole warrants became exercisable for one share of Class A Common Stock at an exercise price of $44.84 per share of Class A Common Stock.

The Company accounted for the warrants in accordance with ASC 815 – Derivatives and Hedging (“ASC 815”). ASC 815 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain circumstances that could have required the Company to settle the warrants in cash, the warrants were classified as derivative liabilities, as opposed to an equity contract. Therefore, the warrants were recorded at fair value at the time of the Falcon Merger and were remeasured at each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of income. The fair value of the warrants as of December 31, 2022 was $3.0 million.

13. Derivative Instruments

Commodity Derivatives

The Company may enter into commodity derivative contracts to manage its exposure to oil and gas price volatility associated with its production. These derivatives are not entered into for trading or speculative purposes. While the use of these instruments limits the downside risk of adverse commodity price changes, their use may also limit future cash flows from favorable commodity price changes. Depending on acquisitions consummated, changes in oil and gas futures markets, and management’s view of underlying supply and demand trends, the Company may increase or decrease its derivative positions. The Company’s commodity derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses on commodity derivatives are recognized in the Company’s unaudited condensed consolidated statements of income.

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

The Company’s oil and gas swap contracts as of September 30, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
October 2023 - December 2023	3,050	$93.71
January 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
October 2023 - December 2023	500	$3.83
January 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of September 30, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
October 2023 - December 2023	8,500	$4.82	$7.93
January 2024 - December 2024	11,400	$4.00	$7.24
January 2025 - June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of September 30, 2023 and December 31, 2022.

Interest Rate Derivatives

In November 2022, the Company entered into an interest rate swap agreement for an initial notional amount of $225.0 million. Such notional amount decreases by $5.625 million every 91 days. The interest rate swap managed exposure to changes in interest rates from variable rate obligations related to the 2026 Senior Notes. The interest rate swap term expires December 31, 2023. The Company’s interest rate derivative contract has not been designated a hedge for accounting purposes; therefore, all gains and losses on the interest rate swap are recognized in the Company’s unaudited condensed consolidated statements of income. The interest rate swap was not entered into for trading or speculative purposes.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Balance sheet location	Fair value	Balance sheet location	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$7,149	Current assets	$18,555
Interest rate contracts	Current assets	372	Current assets	319
Commodity contracts	Long-term assets	2,805	Long-term assets	13,379

Total asset derivatives		$10,326		$32,253

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	Current liabilities	$—
Commodity contracts	Long-term liabilities	—	Long-term liabilities	—

Total liability derivatives		$—		$—

Net derivatives		$10,326		$32,253

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the condensed consolidated balance sheets (in thousands):

	September 30, 2023			December 31, 2022
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$13,254	$(3,300)	$9,954	$36,813	$(4,879)	$31,934
Interest rate derivative assets	372	—	372	319	—	319
Commodity derivative liabilities	(3,300)	3,300	—	(4,879)	4,879	—

The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended		Nine Months Ended
	Statement of income location	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Commodity derivative gains (losses)	Other income	$(24,125)	$34,613	$(3,250)	$53,508
Interest rate derivative gains	Other income	9	—	$456	$—

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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. During the nine months ended September 30, 2023, the Company identified an impairment indicator related to its proved properties in the Appalachian Basin which indicated the carrying value of the assets exceeded the estimated future undiscounted cash flows. The Company determined the fair value of such proved properties based on estimates of future proved reserves, future commodity prices, and future production volumes, and then applied a discount rate commensurate with the assets. As a result, the Company recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the nine months ended September 30, 2023. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may continue to incur proved property impairments in future periods. No impairment of proved properties was recognized for the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.

The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. The fair value of the Company’s interest rate swap (Level 2) was estimated using quoted SOFR curves, discounted cash flows and credit risk adjustments. See “Note 13 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

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

PSU awards are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes a grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. See “Note 11 – Share-Based Compensation” for further information on the fair value of the Company’s PSU awards.

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

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor’s financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor’s financial statements was the Texas margin tax and certain state income taxes. The Company recorded income tax expense of $383,000 and $6.9 million for the three and nine months ended September 30, 2023, respectively, resulting in an effective tax rate of 58.2% and 13.3% for the three and nine months ended September 30, 2023, respectively. Income tax expense was $2.6 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, resulting in an effective tax rate of 3.6% and 2.8% for the three and nine months ended September 30, 2022, respectively.

Total income tax expense for the three and nine months ended September 30, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company’s noncontrolling interests. The Company’s ASC 740 – Income Taxes balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. As the Company’s ownership interest in Sitio OpCo is 52.0%, only tax attributes allocated to the Company are recorded at this level, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported herein.

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

17. Related Party Transactions

The Predecessor was founded by Kimmeridge Energy Management Company, LLC (collectively with its affiliates, “Kimmeridge” or the “Manager”).

Predecessor Management Fees

The Predecessor entered into a management services arrangement with the Manager. This management services arrangement terminated in connection with the Falcon Merger. For the nine months ended September 30, 2022, the Manager earned and was paid approximately $3.2 million in management fees relating to management services. No such fees were earned or paid for the three months ended September 30, 2022, or for the three and nine months ended September 30, 2023.

18. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Issuance of 2028 Senior Notes and Redemption of 2026 Senior Notes

On October 3, 2023, the Issuers issued $600.0 million in aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes in full, inclusive of a redemption premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.

The 2028 Senior Notes are governed by the indenture, dated as of October 3, 2023 (the “Indenture”), by and among the Issuers, solely for purposes of Section 4.16(b) therein, the Company, the guarantors named therein and Citibank, N.A., as trustee (the “Trustee”). The 2028 Senior Notes mature on November 1, 2028 and bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

At any time prior to November 1, 2025, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes (including any additional notes issued under the Indenture) at a redemption price equal to 107.875% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with an amount of cash not greater than the net cash proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the 2028 Senior Notes originally issued on the Issue Date (as defined in the Indenture) remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. At any time prior to November 1, 2025, the Issuers may, on any one or more occasions, redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the Applicable Premium (as defined in the Indenture) as of, and accrued and unpaid interest, if any, to, but excluding, the redemption date.

On or after November 1, 2025, the Issuers may, on any one or more occasions, redeem all or a part of the 2028 Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding the redemption date, if redeemed during the twelve-month period beginning on November 1 of the years indicated below:

Year	Percentage
2025	103.938%
2026	101.969%
2027 and thereafter	100.000%

The Indenture contains covenants that, among other things, limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from its restricted subsidiaries to it or any guarantor; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.

If an Event of Default (as defined in the Indenture) occurs and is continuing under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then total outstanding 2028 Senior Notes (with a copy to the Trustee) may declare the principal of, and accrued and unpaid interest, if any, on all outstanding 2028 Senior Notes to be due and payable immediately; provided that the 2028 Senior Notes will be due and payable immediately without further action or notice if such an Event of Default arises from certain events of bankruptcy or insolvency described in the Indenture with respect to the Issuers, any restricted subsidiary of Sitio OpCo that is a significant subsidiary or any group of restricted subsidiaries of Sitio OpCo that, taken together, would constitute a significant subsidiary.

Cash Dividends

On November 8, 2023, the Company declared a cash dividend of $0.49 per share of Class A Common Stock with respect to the third quarter of 2023. The dividend is payable on November 30, 2023 to the stockholders of record at the close of business on November 21, 2023.

Divestiture of Appalachia and Anadarko Assets

On November 3, 2023, the Company entered into a definitive purchase and sale agreement to sell all of its mineral and royalty interests in the Appalachia and Anadarko Basins to an undisclosed third party for $117.5 million of cash consideration, subject to customary closing adjustments. In conjunction with the transaction, the Company estimates it will recognize a pre-tax loss on the sale of oil and gas properties of approximately $130.0 million to $140.0 million for the year ending December 31, 2023, subject to customary closing adjustments. The Company plans to use the net proceeds from the sale to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.

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
•
changes in general economic, business or industry conditions, the rate of inflation, central bank policy, bank failures and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia and the conflict in the Israel-Gaza region and continued hostilities in the Middle East;
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

Overview

As of September 30, 2023, we owned mineral and royalty interests representing approximately 275,000 NRAs when adjusted to a 1/8th royalty. For the three months ended September 30, 2023, the average net daily production associated with our mineral and royalty interests was 36,900 BOE/d, consisting of 17,576 Bbls/d of oil, 67,428 Mcf/d of natural gas and 8,085 Bbls/d of NGLs. For the nine months ended September 30, 2023, the average net daily production associated with our mineral and royalty interests was 35,349 BOE/d, consisting of 17,530 Bbls/d of oil, 63,053 Mcf/d of natural gas and 7,310 Bbls/d of NGLs. Since our Predecessor’s formation in November 2016, we have accumulated our acreage position by making 192 acquisitions through September 30, 2023. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the nine months ended September 30, 2023, our production and ad valorem taxes were approximately $3.41 per BOE, relative to an average realized price of $44.65 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Divestiture of Appalachia and Anadarko Assets

On November 3, 2023, the Company entered into a definitive purchase and sale agreement to sell all of its mineral and royalty interests in the Appalachia and Anadarko Basins to an undisclosed third party for $117.5 million of cash consideration, subject to customary closing adjustments. In aggregate for the three months ended September 30, 2023, production associated with these assets was 2,095 Boe/d (14% oil) and revenues were $3.8 million from oil, natural gas and natural gas liquids. In aggregate for the nine months ended September 30, 2023, production associated with these assets was 2,113 Boe/d (15% oil) and revenues were $14.2 million from oil, natural gas and natural gas liquids. The Company plans to use the net proceeds from the sale to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.

Issuance of 2028 Senior Notes and Redemption of 2026 Senior Notes

On October 3, 2023, the Issuers issued the 2028 Senior Notes. The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes in full, inclusive of a retirement premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes. The 2028 Senior Notes are governed by the Indenture. The 2028 Senior Notes mature on November 1, 2028 and bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

Sitio Revolving Credit Facility

On September 22, 2023, Sitio OpCo and the guarantors party to the Sitio Revolving Credit Facility entered into the First Amendment to the Sitio Revolving Credit Facility, pursuant to which the borrowing base under the Sitio Revolving Credit Facility was increased to $850.0 million.

Acquisitions

As of September 30, 2023, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 192 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.

Production and Operations

Our average daily production during the three months ended September 30, 2023 and 2022 was 36,900 BOE/d (48% crude oil) and 17,990 BOE/d (51% crude oil), respectively. For the three months ended September 30, 2023, we received an average of $80.21 per Bbl of crude oil, $1.54 per Mcf of natural gas and $18.14 per Bbl of NGLs, for an average realized price of $45.00 per BOE. For the three months ended September 30, 2022, we received an average of $93.81 per Bbl of crude oil, $6.55 per Mcf of natural gas and $31.98 per Bbl of NGLs, for an average realized price of $65.71 per BOE.

As of September 30, 2023, we had 37,858 gross (285.2 net) producing horizontal wells on our acreage. Additionally, as of September 30, 2023, there were 4,282 gross (29.9 net) horizontal wells in various stages of drilling or completion and 3,434 gross (21.0 net) active horizontal drilling permits on our acreage.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies and services. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to decrease inflation on a long-term basis. These interest rate increases generally impact our borrowing costs as borrowings on the Sitio Revolving Credit Facility are variable rates which fluctuate with broader interest rates in the market.

The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia, and may be further impacted by the conflict in the Israel-Gaza region and any potential increase in hostilities in the Middle East. It has also has been impacted by, among other events, the collapse of certain financial institutions and uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the recent conflict in the Israel-Gaza region, the financial institution collapses and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been recently impacted by announcements of voluntary production cuts by OPEC and others. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. That said, as we do not explore, develop or operate on our oil and gas properties, we have not experienced any significant supply chain interruptions as a result of global supply and demand imbalances. However, our operators may experience supply chain disruptions which could impact their ability to develop our properties.

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

Management Fees

The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, Sitio’s Chairman, is a managing member. Fees incurred under the agreement totaled approximately $3.2 million for the nine months ended September 30, 2022. No fees were incurred under the agreement for the three months ended September 30, 2022. This agreement was terminated in connection with the Falcon Merger and we will not incur future expense under the agreement. Additionally, certain other expenses associated with the limited partnership structure of the Predecessor will not be incurred by us in future periods.

Acquisitions

Our financial statements as of and for the nine months ended September 30, 2022 do not include the results of operations for the assets acquired in the Falcon Merger, Foundation Acquisition, Momentum Acquisition, and Brigham Merger prior to the respective dates of acquisition. As a result, our Predecessor’s financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Statement of Income Data:
Revenue:
Total revenues	$156,710	$115,497
Operating Expenses:
Depreciation, depletion and amortization	80,716	32,005
General and administrative	12,044	13,381
Severance and ad valorem taxes	12,124	7,215
Total operating expenses	104,884	52,601
Net income from operations	51,826	62,896
Interest expense (net)(1)	(26,373)	(14,986)
Change in fair value of warrant liability	8	536
Loss on extinguishment of debt	(687)	(11,487)
Commodity derivatives gains (losses)	(24,125)	34,613
Interest rate derivative gains	9	—
Net income before taxes	658	71,572
Income tax expense	(383)	(2,561)
Net income	275	69,011
Net income attributable to temporary equity	—	(59,872)
Net loss attributable to noncontrolling interest	12	—
Net income attributable to Class A stockholders	$287	$9,139

(1)
Interest expense is presented net of interest income.

	Three Months Ended September 30,
	2023	2022
Production Data:
Crude oil (MBbls)	1,617	846
Natural gas (MMcf)	6,203	2,916
NGLs (MBbls)	744	323
Total (MBOE)(6:1)	3,395	1,655
Average daily production (BOE/d)(6:1)	36,900	17,990
Average Realized Prices:
Crude oil (per Bbl)	$80.21	$93.81
Natural gas (per Mcf)	$1.54	$6.55
NGLs (per Bbl)	$18.14	$31.98
Combined (per BOE)	$45.00	$65.71
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$82.21	$97.32
Natural gas (per Mcf)	$1.84	$6.46
NGLs (per Bbl)	$18.14	$31.98
Combined (per BOE)	$46.49	$67.36

Revenue

Our consolidated revenues for the three months ended September 30, 2023 totaled $156.7 million as compared to $115.5 million for the three months ended September 30, 2022, an increase of 36%. The increase in revenues was due to an increase of $44.0 million in mineral and royalty revenue and offset by a decrease of $2.8 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the three months ended September 30, 2023 was $129.7 million as compared to $79.3 million for the three months ended September 30, 2022, an increase of $50.4 million. We realized a $72.4 million increase in year-over-year oil revenue due to a 91% increase in oil production volumes, which increased from 846 MBbls for the three months ended September 30, 2022 to 1,617 MBbls for the three months ended September 30, 2023. This was offset by a $22.0 million decrease in our year-over-year oil revenue due to a decrease of $13.60/Bbl in our average price received for oil production, which declined from $93.81/Bbl for the three months ended September 30, 2022 to $80.21/Bbl for the three months ended September 30, 2023.

Natural gas revenue for the three months ended September 30, 2023 was $9.6 million as compared to $19.1 million for the three months ended September 30, 2022, a decrease of $9.5 million. We realized a $21.5 million increase in year-over-year gas revenue due to a 113% increase in gas production volumes, which increased from 2,916 MMcf for the three months ended September 30, 2022 to 6,203 MMcf for the three months ended September 30, 2023. This was offset by a $31.0 million decrease in our year-over-year gas revenue due to a decrease of $5.01/Mcf in our average price received for gas production, which declined from $6.55/Mcf for the three months ended September 30, 2022 to $1.54/Mcf for the three months ended September 30, 2023.

NGLs revenue for the three months ended September 30, 2023 was $13.5 million as compared to $10.3 million for the three months ended September 30, 2022, an increase of $3.2 million. We realized a $13.5 million increase in year-over-year NGLs revenue due to a 130% increase in NGLs production volumes, which increased from 323 MBbls for the three months ended September 30, 2022 to 744 MBbls for the three months ended September 30, 2023. This was offset by a $10.3 million decrease in our year-over-year NGLs revenue due to a decrease of $13.84/Bbl in our average price received for NGLs production, which declined from $31.98/Bbl for the three months ended September 30, 2022 to $18.14/Bbl for the three months ended September 30, 2023.

Lease bonus revenue for the three months ended September 30, 2023 was $3.4 million as compared to $6.5 million for the three months ended September 30, 2022. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the three months ended September 30, 2023 were $565,000 as compared to $253,000 for the three months ended September 30, 2022, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

Depreciation, depletion and amortization expense was $80.7 million for the three months ended September 30, 2023 as compared to $32.0 million for the three months ended September 30, 2022, an increase of $48.7 million, or 152%. The increase was due to a 105% increase in year-over-year production, which was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, and a higher depletion rate, which increased from $19.24 per BOE for the three months ended September 30, 2022 to $23.74 per BOE for the three months ended September 30, 2023.

General and administrative expense was $12.0 million for the three months ended September 30, 2023 as compared to $13.4 million for the three months ended September 30, 2022, a decrease of $1.4 million, or 10%, primarily due to an additional $3.5 million of merger-related transaction costs attributable to the Falcon Merger and Brigham Merger and $1.2 million of financing costs incurred during the three months ended September 30, 2022. For the three months ended September 30, 2023, we incurred $1.8 million of additional employee compensation and benefits due to increased headcount, $1.2 million of additional other professional services recognized in the third quarter of 2023, and $332,000 of additional rent expense.

Severance and ad valorem taxes were $12.1 million for the three months ended September 30, 2023 as compared to $7.2 million for the three months ended September 30, 2022, an increase of $4.9 million or 68%. The increase was primarily due to the year-over-year increase in mineral and royalty revenues from our acquisitions of additional mineral and royalty interests and existing interests, partially offset by lower realized prices.

Other Income and Expenses

Interest expense of $26.4 million and $15.0 million during the three months ended September 30, 2023 and 2022, respectively, relates to interest incurred on borrowings under the Sitio Revolving Credit Facility, Bridge Loan Facility and 2026 Senior Notes. The increase in interest expense was due to higher average borrowings during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 related to funding the Falcon Merger, Brigham Merger and other acquisitions in 2022 and 2023, as well as higher interest rates during the three months ended September 30, 2023.

Losses on extinguishment of debt totaled $0.7 million and $11.5 million for the three months ended September 30, 2023 and 2022, respectively. The loss of $0.7 million recognized for the three months ended September 30, 2023 was due to the write-off of previously capitalized deferred financing costs as a result of certain lenders which did not elect to remain a party to the Sitio Revolving Credit

Facility upon its amendment in September 2023. The loss of $11.5 million for the three months ended September 30, 2022 was due to the write-off of unamortized debt issuance costs and other fees in connection with the repayment and extinguishment of a Bridge Loan Facility in September 2022.

Commodity derivatives losses totaled $24.1 million for the three months ended September 30, 2023 as compared to commodity derivative gains of $34.6 million for the three months ended September 30, 2022. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The commodity derivatives losses were due to a larger decrease in commodity prices during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Interest rate derivative gains totaled $9,000 for the three months ended September 30, 2023, whereas there were no interest rate derivative gains or losses for the three months ended September 30, 2022. In November 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings.

Income tax expense decreased from $2.6 million for the three months ended September 30, 2022 to $383,000 for the three months ended September 30, 2023. This was primarily due to a decrease in net income before income tax expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Statement of Income Data:
Revenue:
Total revenues	$444,002	$269,664
Operating Expenses:
Management fees to affiliates	—	3,241
Depreciation, depletion and amortization	222,718	67,302
General and administrative	37,786	24,117
Severance and ad valorem taxes	32,927	18,019
Impairment of oil and natural gas properties	25,617	—
Total operating expenses	319,048	112,679
Net income from operations	124,954	156,985
Interest expense (net)(1)	(71,735)	(18,096)
Change in fair value of warrant liability	2,950	3,842
Loss on extinguishment of debt	(1,470)	(11,487)
Commodity derivatives gains (losses)	(3,250)	53,508
Interest rate derivatives gains	456	—
Net income before taxes	51,905	184,752
Income tax expense	(6,884)	(5,206)
Net income	45,021	179,546
Net income attributable to Predecessor	—	(78,104)
Net income attributable to temporary equity	—	(86,143)
Net income attributable to noncontrolling interest	(22,877)	—
Net income attributable to Class A stockholders	$22,144	$15,299

(1)
Interest expense is presented net of interest income.

	Nine Months Ended September 30,
	2023	2022
Production Data:
Crude oil (MBbls)	4,786	1,969
Natural gas (MMcf)	17,214	6,481
NGLs (MBbls)	1,996	760
Total (MBOE)(6:1)	9,651	3,809
Average daily production (BOE/d)(6:1)	35,349	13,950
Average Realized Prices:
Crude oil (per Bbl)	$75.11	$98.12
Natural gas (per Mcf)	$1.90	$6.05
NGLs (per Bbl)	$19.39	$36.68
Combined (per BOE)	$44.65	$68.33
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$77.95	$99.48
Natural gas (per Mcf)	$2.20	$5.99
NGLs (per Bbl)	$19.39	$36.68
Combined (per BOE)	$46.59	$68.93

Revenue

Our consolidated revenues for the nine months ended September 30, 2023 totaled $444.0 million as compared to $269.7 million for the nine months ended September 30, 2022, an increase of 66%. The increase in revenues was due to an increase of $170.7 million in mineral and royalty revenue and an increase of $3.7 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests, and production volumes from existing interests. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the nine months ended September 30, 2023 was $359.4 million as compared to $193.2 million for the nine months ended September 30, 2022, an increase of $166.2 million. We realized a $276.3 million increase in year-over-year oil revenue due to a 143% increase in oil production volumes, which increased from 1,969 MBbls for the nine months ended September 30, 2022 to 4,786 MBbls for the nine months ended September 30, 2023. This was offset by a $110.1 million decrease in our year-over-year oil revenue due to a decrease of $23.01/Bbl in our average price received for oil production, which declined from $98.12/Bbl for the nine months ended September 30, 2022 to $75.11/Bbl for the nine months ended September 30, 2023.

Natural gas revenue for the nine months ended September 30, 2023 was $32.7 million as compared to $39.2 million for the nine months ended September 30, 2022, a decrease of $6.5 million. We realized a $64.9 million increase in year-over-year gas revenue due to a 166% increase in gas production volumes, which increased from 6,481 MMcf for the nine months ended September 30, 2022 to 17,214 MMcf for the nine months ended September 30, 2023. This was offset by a $71.3 million decrease in our year-over-year gas revenue due to a decrease of $4.15/Mcf in our average price received for gas production, which declined from $6.05/Mcf for the nine months ended September 30, 2022 to $1.90/Mcf for the nine months ended September 30, 2023.

NGLs revenue for the nine months ended September 30, 2023 was $38.7 million as compared to $27.9 million for the nine months ended September 30, 2022, an increase of $10.8 million. We realized a $45.3 million increase in year-over-year NGLs revenue due to a 163% increase in NGLs production volumes, which increased from 760 MBbls for the nine months ended September 30, 2022 to 1,996 MBbls for the nine months ended September 30, 2023. This was offset by a $34.5 million decrease in our year-over-year NGLs revenue due to a decrease of $17.29/Bbl in our average price received for NGLs production, which declined from $36.68/Bbl for the nine months ended September 30, 2022 to $19.39/Bbl for the nine months ended September 30, 2023.

Lease bonus revenue for the nine months ended September 30, 2023 was $11.8 million as compared to $8.5 million for the nine months ended September 30, 2022. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the nine months ended September 30, 2023 were $1.3 million as compared to $985,000 for the nine months ended September 30, 2022, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees paid to the Predecessor’s affiliates was $3.2 million for the nine months ended September 30, 2022. No such expense was incurred for the nine months ended September 30, 2023 as the Company is no longer subject to the management services arrangement subsequent to the Falcon Merger.

Depreciation, depletion and amortization expense was $222.7 million for the nine months ended September 30, 2023 as compared to $67.3 million for the nine months ended September 30, 2022, an increase of $155.4 million, or 231%. The increase was due to a 153% increase in year-over-year production, which was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, and a higher depletion rate, which increased from $17.54 per BOE for the nine months ended September 30, 2022 to $23.04 per BOE for the nine months ended September 30, 2023.

General and administrative expense was $37.8 million for the nine months ended September 30, 2023 as compared to $24.1 million for the nine months ended September 30, 2022, an increase of $13.7 million, or 57%, primarily due to $9.5 million of additional share-based compensation expense, $4.4 million of additional employee compensation and benefits due to increased headcount, and $3.8 million of additional other professional services recognized in 2023 offset by a decrease in merger-related transaction costs for the Falcon Merger and Brigham Merger of $4.0 million.

Severance and ad valorem taxes were $32.9 million for the nine months ended September 30, 2023 as compared to $18.0 million for the nine months ended September 30, 2022, an increase of $14.9 million or 83%. The increase was primarily due to the year-over-year increase in mineral and royalty revenues from our acquisitions of additional mineral and royalty interests and existing interests, partially offset by lower realized prices.

Impairment of oil and natural gas properties was $25.6 million for the nine months ended September 30, 2023, whereas there was no impairment of oil and natural gas properties recognized for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices.

Other Income and Expenses

Interest expense of $71.7 million and $18.1 million was recognized during the nine months ended September 30, 2023 and 2022, respectively, related to interest incurred on borrowings under the Sitio Revolving Credit Facility, Bridge Loan Facility and 2026 Senior Notes. The increase in interest expense was due to higher average borrowings during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 related to funding other acquisitions in 2022 and 2023, as well as higher interest rates during the nine months ended September 30, 2023 for the Sitio Revolving Credit Facility and the 2026 Senior Notes.

Losses on extinguishment of debt totaled $1.5 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively. The loss of $1.5 million recognized for the nine months ended September 30, 2023 was due to the write-off of previously capitalized deferred financing costs as a result of certain lenders which did not elect to remain a party to the Sitio Revolving Credit Facility upon its amendment and restatement in February 2023 or its amendment in September 2023. The loss of $11.5 million for the nine months ended September 30, 2022 was due to the write-off of unamortized debt issuance costs and other fees in connection with the repayment and extinguishment of a Bridge Loan Facility in September 2022.

Commodity derivatives losses totaled $3.3 million for the nine months ended September 30, 2023 as compared to commodity derivative gains of $53.5 million for the nine months ended September 30, 2022. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The commodity derivatives losses were due to a larger decrease in commodity prices during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Interest rate derivative gains totaled $456,000 for the nine months ended September 30, 2023, whereas there were no interest rate derivative gains or losses for the nine months ended September 30, 2022. In November 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings.

Income tax expense increased from $5.2 million for the nine months ended September 30, 2022 to $6.9 million for the nine months ended September 30, 2023. This was primarily due to the Predecessor generally not being subject to U.S. federal income tax at the entity level for the period from January 1, 2022 to the date of the Falcon Merger.

Liquidity and Capital Resources

Overview

Prior to the completion of the Falcon Merger, our Predecessor’s primary sources of liquidity were contributions of capital from its limited partners, cash flows from operations and borrowings under the Sitio Revolving Credit Facility. After the closing of the Falcon Merger, cash flows from operations, borrowings under the Sitio Revolving Credit Facility, and the issuance of our 2026 Senior Notes have been our primary sources of liquidity. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances, interest payments on outstanding debt, and the payment of dividends and distributions. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors.

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

As of September 30, 2023, our liquidity was $250.3 million, comprised of $1.3 million of cash and cash equivalents and $249.0 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$354,818	$171,075
Investing activities	(172,089)	(569,626)
Financing activities	(200,208)	396,984
Net decrease in cash and cash equivalents	$(17,479)	$(1,567)

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2023 were $354.8 million as compared to $171.1 million for the nine months ended September 30, 2022, primarily as a result of increases in our royalty revenue.

Investing Activities

Cash flows used in investing activities totaled $172.1 million for the nine months ended September 30, 2023 as compared to $569.6 million for the nine months ended September 30, 2022. Expenditures for purchases of oil and gas properties during the nine months ended September 30, 2023 and 2022 were $172.1 million and $558.1 million, respectively. During the nine months ended September 30, 2022, we also realized a net decrease in cash of $10.7 million associated with the Falcon Merger and certain assets not contributed by our Predecessor. During the nine months ended September 30, 2023, we purchased other property and equipment for $19,000 as compared to $819,000 during the nine months ended September 30, 2022.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2023 totaled $200.2 million as compared to cash flows provided by financing activities of $397.0 million for the nine months ended September 30, 2022. Borrowings under the Sitio Revolving Credit Facility for the nine months ended September 30, 2023 were $588.5 million which were used to fund the refinancing and payoff of the Brigham Revolving Credit Facility, purchases of oil and gas properties, as well as dividend payments. Borrowings under the Sitio Revolving Credit Facility for the nine months ended September 30, 2022 were $196.9 million which were used to fund the Falcon Merger and other acquisitions of mineral and royalty interests. Repayments on the Sitio Revolving Credit Facility for the nine months ended September 30, 2023 and 2022 were $497.5 million and $147.0 million, respectively, largely provided by cash flows from operations.

Other financing cash outflows during the nine months ended September 30, 2023 included costs of $9.2 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $121.6 million paid to holders of Class A Common Stock, $121.9 million of distributions paid to noncontrolling interest holders, and repayments of $33.8 million on the 2026 Senior Notes.

During the nine months ended September 30, 2022, we borrowed $425.0 million under the Bridge Loan Facility, the proceeds from which were used to fund acquisitions of mineral and royalty interests and for other general corporate purposes. During the nine months ended September 30, 2022, we subsequently repaid $425.0 million under the Bridge Loan Facility, primarily funded by the issuance of $444.5 million of 2026 Senior Notes net proceeds. Other financing cash outflows during the nine months ended September 30, 2022 included $14.9 million of costs incurred in connection with our entry into the Bridge Loan Facility, costs of $4.2 million incurred in connection with the issuance of the 2026 Senior Notes, costs of $4.0 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $9.0 million paid to holders of Class A Common Stock, $50.5 million of distributions paid to temporary equity holders and $13.3 million of distributions to noncontrolling interests by our Predecessor.

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

The Sitio Revolving Credit Facility matures on June 30, 2027. The Sitio Revolving Credit Facility has a borrowing base of $850 million.

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

Pursuant to the Note Purchase Agreement, Sitio OpCo issued the 2026 Senior Notes to the Holders in an aggregate principal amount of $450.0 million at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. On October 3, 2023, the Company redeemed all of the outstanding 2026 Senior Notes.

2028 Senior Notes

On October 3, 2023, the Issuers issued $600.0 million in aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes in full, inclusive of a retirement premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes. The 2028 Senior Notes are governed by the Indenture. The 2028 Senior Notes mature on November 1, 2028 and bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

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

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed based on when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include, but are not limited to, commodity price outlooks, current and future operator activity, and analysis of recent mineral transactions in the surrounding area.

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

Contractual Obligations

As of September 30, 2023, we did not have any debt, capital lease obligations, operating lease obligations or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2026 Senior Notes and operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2026 Senior Notes” for a description of the 2026 Senior Notes within our Annual Report.

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

A $1.00 per Bbl change in our realized oil price would have resulted in a $4.8 million change in our oil revenues for the nine months ended September 30, 2023. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.7 million change in our natural gas revenues for the nine months ended September 30, 2023. A $1.00 per Bbl change in NGL prices would have resulted in a $2.0 million change in our NGL revenues for the nine months ended September 30, 2023. Royalties on oil sales contributed 83% of our mineral and royalty revenues for the nine months ended September 30, 2023. Royalties on natural gas sales contributed 8% and royalties on NGL sales contributed 9% of our total mineral and royalty revenues for the nine months ended September 30, 2023.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility and prior to their redemption the 2026 Senior Notes each of which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility, 2026 Senior Notes and Bridge Loan Facility during the nine months ended September 30, 2023 and 2022 was 9.41% and 5.54%, respectively. We estimate that an increase of 1.0% in the average interest rate during the nine months ended September 30, 2023 would have resulted in an approximate $7.1 million increase in interest expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Still be Repurchased as Part of Publicly Announced Plans
July 1, 2023 - July 31, 2023	2,002	$26.34	—	—
August 1, 2023 - August 31, 2023	—	—	—	—
September 1, 2023 - September 30, 2023	—	—	—	—
Total	2,002	$26.34	—	—

Shares repurchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards held by our employees.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following documents are filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Falcon Minerals Operating Partnership, LP, Ferrari Merger Sub A LLC, and DPM HoldCo, LLC (incorporated by reference to Exhibit 2.1 to our Predecessor’s Current Report on Form 8-K filed on January 12, 2022).

2.2***

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
4.1

Indenture, dated as of October 3, 2023, among Sitio Royalties Operating Partnership, LP, Sitio Finance Corp., solely for purposes of Section 4.16(b) therein, Sitio Royalties Corp., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

10.1***

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

10.2***

First Amendment to Third Amended and Restated Credit Agreement, dated as of September 22, 2023, by and among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and any other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2023).

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

* Filed herewith.

** Furnished herewith

*** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sitio will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: November 8, 2023	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: November 8, 2023	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2023	By:	/s/ Jim Norris
Jim Norris
Vice President, Chief Accounting Officer (Principal Accounting Officer)