Form 10-K
period 2023-12-31
Sitio Royalties Corp.
filed 2024-02-29
CIK 1949543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☑	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2023 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A Common Stock, par value $0.0001 per share, on the New York Stock Exchange was $2.1 billion. As of February 23, 2024, there were 82,588,714 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 74,803,685 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

BOE/d. BOE per day.

British thermal unit or Btu. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

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

DSUs. Drilling spacing units.

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

LNG. Liquefied natural gas.

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

Proved undeveloped reserves, PUD reserves, or PUDs. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time.

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

Standardized measure. Discounted future net cash flows estimated by applying year end prices to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the crude oil, natural gas and NGLs properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

Undeveloped locations. The number of potential well locations, normalized to a 5,000 foot lateral length basis, where we have ownership in a mineral or royalty interest.

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

WTI. West Texas Intermediate, a grade of crude oil used as a benchmark in oil pricing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of present or historical fact, included in this Annual Report concerning, among other things, strategy, future operations, financial condition, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report include statements regarding our financial position, business strategy and other plans and objectives for future operations or transactions. These forward-looking statements are based on current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Consequently, no forward-looking statements can be guaranteed.

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
•
future operating results;
•
risk related to our hedging activities;
•
our ability to successfully implement our share repurchase program;
•
exploration and development drilling prospects, inventories, projects, and programs of our operators;
•
the impact of reduced drilling activity in our focus areas and uncertainty in whether development projects will be pursued;
•
operating hazards faced by our operators;
•
technological advancements;
•
weather conditions, natural disasters and other matters beyond our control; and
•
the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under Item 1A. “Risk Factors,” Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Should one or more of the risks or uncertainties described in this Annual Report, any subsequent quarterly report or any of our other SEC filings, occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We caution that the foregoing list of factors is not exclusive. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and we may be subject to currently unforeseen risks that may have a materially adverse effect on Sitio Royalties Corp. ("Sitio" or the "Company"). All subsequent written and oral forward-looking statements concerning our Company, or any person acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
•
Project areas on Sitio’s properties, which are in various states of development, may not yield oil, natural gas, or NGLs in commercially viable quantities.
•
Acquisitions and Sitio’s E&P operators’ development of Sitio’s leases will require substantial capital, and Sitio and its E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all, including as a result of increases in cost of capital resulting from Federal Reserve policies and otherwise.
•
Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the costs of Sitio’s E&P operators, which in turn could have a negative effect on Sitio's results of operations and financial condition.
•
The development of Sitio’s PUDs may take longer and may require higher levels of capital expenditures from the E&P operators of Sitio’s properties than Sitio or they currently anticipate.
•
To achieve a more predictable cash flow and to reduce Sitio’s exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, Sitio currently has entered, and may in the future enter, into derivative contracts for a portion of its future oil, natural gas and NGLs production. These derivative contracts may expose Sitio to the risk of financial loss and reduce earnings in some circumstances and may limit the benefit Sitio would receive from increases in the prices for oil, natural gas and NGLs.
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
•
The marketability of crude oil, natural gas and NGLs production is dependent upon transportation, pipelines and refining facilities, which neither Sitio nor many of its E&P operators control. Any limitation in the availability of those facilities could interfere with Sitio’s E&P operators’ ability to market Sitio’s or its E&P operators’ production and could harm Sitio’s business.

Risks Related to Environmental and Regulatory Matters

•
The IRA 2022 could accelerate the transition to a low carbon economy and will impose, separately, new costs on the operations of Sitio’s E&P operators.
•
Crude oil, natural gas and NGLs operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Sitio’s E&P operators, and failure to comply could result in its E&P operators incurring significant liabilities, either of which may impact its E&P operators’ willingness to develop Sitio’s interests.
•
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing, methane emissions, freshwater sourcing, produced water transportation and/or disposal, and/or seismic activity, could cause Sitio’s E&P operators to incur increased costs, additional operating restrictions or delays and fewer potential drilling locations.
•
Conservation measures, technological advances, general concern about the environmental impact of the production and use of fossil fuels and increasing attention to environmental, social and governance (“ESG”) matters could materially reduce demand for crude oil, natural gas and NGLs, and availability of capital and adversely affect Sitio’s results of operations.

Risks Relating to Sitio’s Financial and Debt Arrangements

•
Any significant contraction in the reserve-based lending syndication market may negatively impact Sitio’s ability to fund its operations.
•
Restrictions in Sitio’s and its subsidiaries’ current and future debt agreements and credit facilities could limit Sitio’s growth and its ability to engage in certain activities.
•
Sitio’s debt levels may limit its flexibility to obtain additional financing and pursue other business opportunities.

Risks Relating to Sitio’s Organization and Structure

•
Because Sitio is a holding company whose sole material asset is its equity interest in Sitio OpCo, it is dependent upon distributions and other payments from Sitio OpCo to pay taxes, cover its corporate and other overhead expenses and pay any dividends on its Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”).

•
Sitio’s sponsors hold a significant amount of the outstanding Class C Common Stock, par value $0.0001 per share (Class C Common Stock and together with the Class A Common Stock, the “Common Stock”), that provides them with significant influence over Sitio, and their interests may conflict with those of Sitio’s other stockholders.
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

Item 1. Business

Overview

Sitio acquires, owns and manages high-quality mineral and royalty interests across premium basins in the United States with the objective of generating cash flow from operations that can be returned to shareholders as dividends or through share repurchases, utilized to pay down debt obligations, and reinvested to expand its base of cash flow generating assets. Sitio leases its mineral interests to oil and gas exploration and production (“E&P”) companies. Sitio’s leases permit E&P companies to explore for and produce oil, natural gas and natural gas liquids from its properties and entitle Sitio to receive a percentage of the proceeds from the sales of these commodities. Unlike owners of working interests in oil and gas properties, Sitio is not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production. As a mineral and royalty owner, Sitio incurs only its proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs.

As of December 31, 2023, Sitio owned mineral and royalty interests representing approximately 252,300 net royalty acres (“NRAs”) when adjusted to a 1/8 royalty. Unless otherwise indicated, references to financial and operating information on a “pro forma basis” as of and for the years ended December 31, 2022 and 2021 refer to the historical financial and operating information of Sitio, as adjusted to give pro forma effect to (i) the Falcon Merger (defined below) and (ii) the Brigham Merger (defined below), in each case as if the transaction had occurred at the beginning of the period presented. For the year ended December 31, 2023, the average net daily production associated with Sitio’s mineral and royalty interests was 35,457 barrels of oil equivalent per day (“BOE/d”) consisting of 17,381 barrels per day (“Bbls/d”) of oil, 63,387 thousand cubic feet per day (“Mcf/d”) of natural gas and 7,512 Bbls/d of NGLs. Since Sitio’s original Predecessor’s (defined below) formation in November 2016, it has accumulated its acreage position through 193 acquisitions. Sitio expects to continue to add to its mineral and royalty asset base by making acquisitions that meet its investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation, regulatory environment, and, most importantly, rate of return.

Sitio’s assets are focused primarily in the Permian Basin in West Texas and Southeast New Mexico, with additional assets across productive and high-quality areas of the United States, including the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming, Eagle Ford in South Texas, and Williston Basin in North Dakota. As of December 31, 2023, approximately 78% of Sitio’s NRAs were located in the Permian Basin, 10% in the DJ Basin, 8% in the Eagle Ford, and 3% in the Williston Basin. Sitio believes the basins in which its assets are located offer some of the most compelling rates of return for domestic E&P companies and significant potential for mineral and royalty income growth. For example, as a result of these compelling rates of return, development activity in the Permian Basin has outpaced all other onshore U.S. oil and gas basins since the end of 2016. This development activity has driven Permian Basin production to grow faster than production in the rest of the United States.

Since January 1, 2016, Sitio has evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 193 acquisitions from landowners and other mineral interest owners, representing approximately 274,660 NRAs as of December 31, 2023. In addition to completing numerous small transactions, Sitio has completed a total of 21 transactions larger than 1,500 NRAs that account for approximately 94% of its NRAs. Sitio has acquired mineral and royalty interests from individuals, families, trusts, partnerships, small minerals aggregators, minerals brokers, large private minerals companies, private E&P companies, and public minerals companies. Sitio’s acquisition strategy is differentiated by its proactive focus on building relationships with owners of large-scale and high-quality mineral and royalty interest positions. Sitio also actively manages its portfolio of assets through portfolio optimization. In December 2023, Sitio sold all of its mineral and royalty interests in the Appalachian Basin in Pennsylvania, West Virginia and Ohio and in the Anadarko Basin in Oklahoma, representing approximately 22,400 NRAs.

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

Sitio’s Key Producing Regions

Permian Basin

As of December 2023, the Permian Basin had the highest level of horizontal drilling activity in the United States, according to Baker Hughes. The Permian Basin includes three geologic provinces: the Delaware Basin to the west, the Midland Basin to the east and the Central Basin Platform in between. The Delaware Basin is identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,900 foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers and significant midstream infrastructure in place or actively under construction. The Midland Basin is also identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,500 foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers and significant midstream infrastructure in place or actively under construction. According to the United States Geological Survey (“USGS”), the Delaware Basin contains the largest recoverable reserves among all unconventional basins in the United States. The average net daily production attributable to Sitio’s net royalty interests in the Permian Basin was 26,808 BOE/d (51% crude oil) for the three months ended December 31, 2023.

Sitio believes the stacked-pay potential of the Permian Basin combined with favorable drilling economics support continued activity as E&P operators continue to develop their positions and improve well-spacing and completion techniques. Sitio believes these factors will continue to support development activity in the region and in the areas where it holds mineral and royalty interests, leading to increasing cash flows free of lease operating expenses. Sitio expects Permian Basin drilling and completion efficiency to continue to improve as drilling and completion days further compress and lateral lengths keep expanding.

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

Appalachian Basin

The Appalachian Basin extends from northern Pennsylvania through southeast Ohio and most of West Virginia. The basin consists of two main plays, the Marcellus Shale, and the Utica Shale. We divested assets in this basin as of December 22, 2023.

Anadarko Basin – SCOOP and STACK Plays

The Anadarko Basin is in Central and Western Oklahoma and stretches from the Panhandle of Oklahoma southward to Stephens and Garvin Counties. The Anadarko Basin is composed of multiple oil and gas plays varying by formation of interest, lithologic composition, and fluid type. We divested assets in this basin as of December 22, 2023.

Sitio’s Mineral and Royalty Interests

Sitio’s interests consist of mineral and royalty interests. Mineral interests, which represent approximately 79% of Sitio’s NRAs as of December 31, 2023, are real property interests that are typically perpetual and grant ownership of the crude oil and natural gas underlying a tract of land and the rights to explore for, drill for and produce crude oil and natural gas on that land or to lease those exploration and development rights to a third party. When E&P companies lease those rights from Sitio, usually for a one- to three-year term, Sitio typically receives an upfront cash payment, known as a lease bonus, and it retains a mineral royalty, which entitles it to a percentage (typically up to 25%) of production or revenue from production free of lease operating expenses. A lessee can extend the lease beyond the initial lease term with continuous drilling, production or other operating activities or through negotiated contractual lease extension options. When production and drilling cease, the lease terminates, allowing Sitio to lease the exploration and development rights to another party and receive another lease bonus. As of December 31, 2023, other types of royalty interests, non-participating royalty interests (“NPRIs”) and overriding royalty interests (“ORRIs”), comprised approximately 8% and 13%, respectively, of Sitio’s NRAs. Also, as of December 31, 2023, approximately 92% of Sitio’s total NRAs derived from mineral interests only, were leased to E&P operators and other working interest owners. Sitio refers its mineral interests, NPRIs and ORRIs collectively as Sitio’s “mineral and royalty interests.”

Sitio generates a substantial majority of its revenues and cash flows from its mineral and royalty interests when crude oil, natural gas and NGLs are produced from its acreage and sold by the applicable E&P operators and other working interest owners. Sitio’s revenue generated from these mineral and royalty interests was approximately $574.5 million for the year ended December 31, 2023. Sitio and its predecessors’ pro forma revenue generated from these mineral and royalty interests was approximately $756.6 million for the year ended December 31, 2022. Approximately 93% of 2023 revenue and 80% of 2022 pro forma revenue was derived from the sale of oil and NGLs.

As of December 31, 2023, Sitio’s interests covered 134,946 net mineral acres, approximately 92% of which have been leased to E&P operators and other working interest owners with Sitio retaining an average 18.5% royalty. Typically, within the mineral and royalty industry, owners standardize ownership of NRAs to a 12.5%, or a 1/8th, royalty interest, representing the number of equivalent acres earning a 12.5% royalty, which is referred to as an NRA. When adjusted to a 1/8th royalty, Sitio’s mineral interests represent 200,065 NRAs, and its NPRIs and ORRIs represent an additional 52,232 NRAs, totaling 252,297 NRAs in the aggregate. Sitio’s drilling spacing units (“DSUs”), in the aggregate, consist of a total of 3.79 million gross acres, which Sitio refers to as Sitio’s “gross DSU acreage.” Sitio expects to have an ownership interest in all wells that will be drilled within its gross DSU acreage in the future.

The following table summarizes Sitio’s mineral and royalty interest position and the conversion of its interests from net mineral acres to NRAs and 100% royalty acres as of December 31, 2023.

Net Mineral Acres	Average Royalty	NRAs (Mineral Interests)(1)(2)	NRAs (NPRIs)	NRAs (ORRIs)	Total NRAs	100% NRAs(3)	Gross DSU Acres	Implied Average Net Revenue Interest per Well(4)
134,946	18.5%	200,065	20,045	32,187	252,297	31,538	3,788,225	0.8%

(1)
Sitio’s mineral interests are based on its average royalty interests across its net mineral acreage position normalized to reflect a 1/8th royalty interest per net mineral acre (i.e., NRAs from mineral and royalty interests are calculated by multiplying 134,946 net mineral acres multiplied by an average royalty of 18.53% and then divided by 12.5%).
(2)
All unleased mineral interests are assumed at a 25% royalty interest or 12.5% royalty interest on Relinquishment Act Lands for the Permian Basin, and 20% for Eagle Ford, Bakken, and DJ Basins.
(3)
Calculated as 252,297 NRAs multiplied by 12.5%.
(4)
Calculated as 31,538 100% royalty acres divided by 3.79 MM gross DSU acres.

As of December 31, 2023
Resource Play/Basin	Net Mineral Acres	Net Royalty Acres (1)	100% Royalty Acres (2)	Gross DSU Acres	Implied Average Net Revenue Interest per Well (3)	Gross Horizontal Producing Well Count as of December 31, 2023 (4)	Average Daily Net Production for the Quarter Ended December 31, 2023 (5) BOE/d
Delaware	80,861	152,664	19,083	1,458,337	1.3%	10,765	18,566
Midland	23,535	45,380	5,673	1,050,033	0.5%	12,630	8,242
DJ	19,706	24,973	3,122	500,218	0.6%	5,862	3,737
Eagle Ford	4,486	21,077	2,635	239,884	1.1%	2,998	2,789
Anadarko	—	—	—	—	—	—	810
Williston	6,358	8,203	1,025	539,753	0.2%	4,660	646
Appalachia	—	—	—	—	—	—	986
Total	134,946	252,297	31,538	3,788,225	0.8%	36,915	35,776

(1) Standardized to a 1/8th interest.

(2) Standardized to a 100% interest.

(3) Calculated as number of 100% royalty acres per gross DSU acre.

(4) Represents number of horizontal producing wells across all DSUs in which we participate; normalized to a 5,000 foot basis.

(5) Represents actual production plus allocated accrued volumes attributable to the period presented.

As of December 31, 2023, Sitio has interests in 4,086 (31.1 net) horizontal wells on which drilling has commenced but are not yet producing in paying quantities, which Sitio refers to as spud wells, and 3,323 (17.3 net) horizontal wells for which permits have been issued to the operators, but on which drilling has not yet commenced, which Sitio refers to as permitted wells.

Sitio’s Reserves and Production

As of December 31, 2023, the estimated proved crude oil, natural gas and NGLs reserves attributable to Sitio’s interests in its underlying acreage were 85,293 MBOE (71% liquids, consisting of 46% crude oil and 25% NGLs), based on a reserve report prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”). Of these reserves, approximately 82% were classified as proved developed reserves and approximately 18% were classified as proved undeveloped (“PUD”) reserves. PUD reserves for Sitio included in these estimates relate solely to wells that were spud but not yet producing as of December 31, 2023. As of December 31, 2023, Sitio had production from 36,915 (281.6 net) horizontal wells.

Sitio anticipates E&P operators to continue shifting drilling activity from a focus on drilling single wells to hold acreage towards more drilling in each DSU, particularly on multi-well pads. Furthermore, Sitio expects to see increases in its production, revenue and discretionary cash flows from the development of 4,086 spud wells and 3,323 permitted wells across its interests as of December 31, 2023. Sitio believes its current interests provide the potential for significant long-term organic revenue growth as E&P operators develop its acreage and utilize advancements in drilling and completion techniques to increase crude oil, natural gas and NGL production.

Sitio’s E&P Operators

In addition to utilizing technical analysis to identify attractive mineral and royalty interests Sitio’s management team strives to acquire mineral and royalty interests in properties with top-tier E&P operators. Sitio seeks E&P operators that are well-capitalized, have a strong operational track record, and that Sitio believes will continue to produce through the application of the latest drilling and completion techniques across its mineral and royalty interests. Approximately 189 E&P operators are currently producing oil and gas from horizontally drilled wells on Sitio’s acreage.

The chart below summarizes the E&P operators of Sitio’s acreage-based production for the twelve months ended December 31, 2023.

Corporate Responsibility Philosophy

Since Sitio’s inception, it has been committed to corporate governance, building and retaining a talented team of minerals professionals, encouraging responsible environmental stewardship by the operators on its acreage and conducting business at a high standard of ethics, accountability and transparency. Sitio’s compensation for its board of directors (the “Board”) and executive management is structured to be well-aligned with shareholders, with incentive compensation for executive management that is 100% equity based, with an emphasis on absolute total shareholder return over a three-year period. Sitio targets minerals under operators with strong environmental track records and prioritizes responsible environmental practices, striving to incentivize E&P companies to avoid flaring natural gas in each lease. As Sitio continues to gain additional scale, it intends to further work with operators to reduce flaring and venting of methane. Presently, Sitio has no environmental liabilities and, due to the nature of our business, no Scope 1 greenhouse gas (“GHG”) emissions. Our minimal Scope 2 emissions are from power consumption at Sitio office locations.

Crude Oil, Natural Gas and NGL Data

The information included in “—Summary of Reserves,” “—PUD Reserves,” and “—Crude Oil, Natural Gas and NGLs Production Prices and Costs” presents Sitio’s (i) proved reserves as of the years ended December 31, 2023, 2022 and 2021 and (ii) operating data as of and for the years ended December 31, 2023, 2022 and 2021, in each case, on an actual basis, without giving pro forma effect to transactions completed after such dates. Assets acquired during 2023 are included in Sitio’s proved reserves and operating data as of December 31, 2023, and operating data attributable to the assets acquired in such acquisitions is included since the date of each respective acquisition for the year ended December 31, 2023 on an actual basis. Assets divested during 2023 are not included in Sitio’s proved reserves and operating data as of December 31, 2023, and operating data attributable to the assets divested during 2023 is included through the date of disposition. The assets acquired in 2022, including the Falcon Merger and Brigham Merger, are included in Sitio’s proved reserves and operating data as of December 31, 2022, and operating data attributable to the assets acquired in such acquisitions is included since the date of each respective acquisition for the year ended December 31, 2022 on an actual basis. Assets acquired by the Predecessor in 2021, are included in Sitio’s proved reserves and operating data as of December 31, 2021, and operating data attributable to the assets acquired in such acquisitions is included since the date of each respective acquisition for the year ended December 31, 2021 on an actual basis.

Preparation of Proved Reserve Estimates

Sitio’s proved reserve estimates as of December 31, 2023, 2022 and 2021 are based on evaluations prepared by the independent petroleum engineering firm of CG&A in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Sitio selected CG&A as its independent reserve engineer for its historical experience and geographic expertise in engineering similar resources.

In accordance with rules and regulations of the SEC applicable to companies involved in crude oil and natural gas producing activities, proved reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of crude oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of Sitio’s proved reserves as of December 31, 2023, 2022 and 2021 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable crude oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods, (ii) material balance-based methods, (iii) volumetric-based methods and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a reasonably high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using analogy methods. This method provides a reasonably high degree of accuracy for predicting proved developed non-producing and PUD reserves for Sitio’s properties due to the abundance of analog data.

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

Internal Controls

Sitio’s internal staff of petroleum engineers and geoscience professionals work closely with Sitio’s management team and its independent reserve engineer to ensure the integrity, accuracy and timeliness of data furnished to such independent reserve engineer in its preparation of proved reserve estimates. Sitio’s internal staff, along with members of its management team, meet with its independent reserve engineer periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. Sitio provides historical information to its independent reserve engineer for its properties, such as ownership interest, crude oil and natural gas production, well test data, commodity prices and estimates of its operators’ operating and development costs. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers can often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of crude oil, natural gas and NGLs that are ultimately recovered. Sitio’s engineering group is responsible for the internal review of reserve estimates and includes the Executive Vice President, Operations, Jarret Marcoux. Mr. Marcoux is primarily responsible for overseeing the preparation of its reserve estimates and has more than 18 years of experience as an engineer. Prior to joining Sitio, Mr. Marcoux worked at Kimmeridge Energy.

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

No portion of Sitio’s internal engineering and geoscience group’s compensation is directly dependent on the quantity of reserves booked. The engineering and geoscience group reviews the estimates with the independent reserve engineering firm. CG&A does not own an interest in any of Sitio’s properties, nor is it employed on a contingent basis. A summary of CG&A’s report with respect to our proved reserve estimates as of December 31, 2023 is included as an exhibit to this Annual Report on Form 10-K.

CG&A is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 50 years. The lead evaluator that prepared Sitio’s reserve reports was Zane Meekins at CG&A. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 36 years of practical experience in petroleum engineering, with over 34 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training and experience requirements, as well as the independence, objectivity and confidentiality requirements, set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Summary of Reserves

The following table presents Sitio’s estimated proved reserves as of December 31, 2023, 2022 and 2021. The reserve estimates presented in the table below are based on reports prepared by CG&A, Sitio’s independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations. All of Sitio’s proved reserves are located in the United States.

	December 31, 2023(1)	December 31, 2022(2)	December 31, 2021(3)
Estimated proved developed reserves:
Crude oil (MBbls)	30,537	27,407	9,285
Natural gas (MMcf)	127,170	133,489	40,747
NGLs (MBbls)	18,167	15,169	4,417
Total (MBOE)	69,899	64,824	20,494
Estimated proved undeveloped reserves:
Crude oil (MBbls)	8,295	7,650	2,559
Natural gas (MMcf)	23,100	25,953	5,596
NGLs (MBbls)	3,249	3,190	607
Total (MBOE)	15,394	15,165	4,098
Estimated proved reserves:
Crude oil (MBbls)	38,832	35,057	11,844
Natural gas (MMcf)	150,270	159,442	46,343
NGLs (MBbls)	21,416	18,359	5,023
Total (MBOE)	85,293	79,989	24,592

(1) Sitio’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil and NGLs volumes, the average WTI posted price of $78.22 per Bbl as of December 31, 2023 was adjusted for quality, transportation fees and a regional price differential. NGLs price was modeled at 26.2% of the WTI posted price. For natural gas volumes, the average Henry Hub spot price of $2.64 per MMBtu as of December 31, 2023 was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $77.20 per Bbl of crude oil, $20.22 per Bbl of NGLs and $1.75 per Mcf of natural gas as of December 31, 2023.

(2) Sitio’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil and NGLs volumes, the average WTI posted price of $93.67 per Bbl as of December 31, 2022 was adjusted for quality, transportation fees and a regional price differential. NGLs price was modeled at 37.3% of the WTI posted price. For natural gas volumes, the average Henry Hub spot price of $6.358 per MMBtu as of December 31, 2022 was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $93.05 per Bbl of crude oil, $34.97 per Bbl of NGLs and $5.70 per Mcf of natural gas as of December 31, 2022.

(3) Sitio’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil and NGLs volumes, the average WTI posted price of $66.56 per Bbl as of December 31, 2021 was adjusted for quality, transportation fees and a regional price differential. NGLs price was modeled at 45.3% of the WTI posted price. For natural gas volumes, the average Henry Hub spot price of $3.598 per MMBtu as of December 31, 2021 was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $64.34 per Bbl of crude oil, $30.14 per Bbl of NGLs and $3.35 per Mcf of natural gas as of December 31, 2021.

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

PUD Reserves

As of December 31, 2023, Sitio estimated its PUD reserves to be 8,295 MBbls of crude oil, 23,100 MMcf of natural gas and 3,249 MBbls of NGLs, for a total of 15,394 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following tables summarize Sitio’s changes in PUD reserves during the year ended December 31, 2023 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2022	15,165
Acquisitions of Reserves	1,319
Divestitures of Reserves	(495)
Extensions and Discoveries	13,425
Revisions of Previous Estimates	(9)
Transfers to Estimated Proved Developed	(14,011)
Balance, December 31, 2023	15,394

Changes in Sitio’s PUD reserves that occurred during the year ended December 31, 2023 were primarily due to the following:

•
the acquisition of additional mineral and royalty interests located in the Delaware, Midland, and Eagle Ford Basins in multiple transactions, which included 1,319 MBOE of additional PUD reserves;
•
the divestiture of mineral and royalty interests located in the Appalachia and Anadarko Basins, which included 495 MBOE of PUD reserves;
•
well additions, extensions and discoveries of approximately 13,425 MBOE, as 1,601 horizontal locations were converted to proved undeveloped;
•
negative volume revisions of 9 MBOE primarily driven by uncertainty of development timing and well abandonments; and
•
the conversion of approximately 14,011 MBOE in PUD reserves into proved developed reserves as 1,742 of 1,946 horizontal locations were drilled and completed.

As a mineral and royalty interest owner, Sitio does not incur any capital expenditures or lease operating expenses in connection with the development of its PUD reserves, which are costs borne entirely by the E&P operator. As a result, during the year ended December 31, 2023, Sitio had no expenditures to convert PUD reserves to proved developed reserves.

Sitio identifies drilling locations based on its assessment of current geologic, engineering and land data. This includes DSU formation and current well spacing information derived from state agencies and the operations of the E&P companies drilling Sitio’s mineral and royalty interests. Sitio limits its PUD reserves solely to wells that have been spud but are not yet producing. As of December 31, 2023, 2022 and 2021, approximately 18%, 19% and 17%, respectively, of Sitio’s total proved reserves were classified as PUD reserves.

Prospective Undeveloped Horizontal Drilling Locations

As of December 31, 2023, Sitio identified 43,932 undeveloped locations across its gross DSU acreage. Furthermore, Sitio believes additional opportunity is possible through the delineation of additional formations as well as incremental wells in existing formations. Approximately 94% of Sitio’s estimated total net horizontal undeveloped locations are located in the Permian Basin, with another 4% located in the DJ Basin in Colorado and Wyoming as shown in the following table.

Basin	Gross Horizontal Undeveloped Locations	Percentage of Total Portfolio	Net Horizontal Undeveloped Locations	Percentage of Total Portfolio
Delaware	26,233	60%	304.2	77%
Midland	13,319	30%	64.9	17%
DJ	1,538	3%	14.4	4%
Eagle Ford	299	1%	4.9	1%
Williston	2,543	6%	4.6	1%
Total	43,932	100%	393.0	100%

Crude Oil, Natural Gas and NGLs Production Prices and Costs

Production and Price History

For the years ended December 31, 2023, 2022 and 2021, 97%, 96%, and 98% of our total revenue were related to crude oil, natural gas and NGLs sales, respectively.

The following table sets forth information regarding net production of crude oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Production data:
Crude oil (MBbls)	6,344	2,861	1,261
Natural gas (MMcf)	23,136	9,531	4,746
NGLs (MBbls)	2,742	1,100	499
Total (MBOE)	12,942	5,550	2,551
Average realized prices:
Crude oil (per Bbl)	$75.80	$93.05	$67.29
Natural gas (per Mcf)	$1.77	$5.50	$3.61
NGLs (per Bbl)	$19.21	$33.51	$33.22
Total (per BOE)(1)	$44.39	$64.05	$46.47
Average cost (per BOE):
Production and ad valorem taxes	$3.63	$4.61	$2.72

(1) “Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per Bbl of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between crude oil and natural gas.

Drilling Results

Productive wells consist of producing horizontal wells, wells capable of production and exploratory, development or extension wells that are not dry wells. As of December 31, 2023, 2022 and 2021, there were 36,915, 32,451, and 7,722 productive horizontal wells, respectively, on Sitio’s mineral and royalty interests. Accordingly, Sitio does not own any net wells as such term is defined by Item

1208(c)(2) of Regulation S-K. However, based on its net revenue interest per well, as of December 31, 2023, 2022 and 2021, Sitio had the equivalent of 281.6, 239.9, and 59.4 net producing horizontal wells, respectively, on its acreage.

Sitio is not aware of any dry holes drilled on the acreage underlying its mineral and royalty interests during the relevant periods.

Acreage

The following table sets forth information relating to Sitio’s acreage for its mineral and royalty interests as of December 31, 2023:

Basin	Gross DSU Acreage	Total NRAs	100% NRAs	Gross DSU Developed Acreage	Gross DSU Undeveloped Acreage	NRAs (Developed)	NRAs (Undeveloped)
Delaware	1,458,337	152,664	19,083	638,083	820,254	65,466	87,198
Midland	1,050,033	45,380	5,673	567,523	482,510	24,594	20,786
DJ	500,218	24,973	3,122	404,977	95,241	17,679	7,294
Eagle Ford	239,884	21,077	2,635	214,688	25,196	18,428	2,649
Williston	539,753	8,203	1,025	349,503	190,250	5,623	2,580
Total	3,788,225	252,297	31,538	2,174,774	1,613,451	131,790	120,507

Mineral interests comprised approximately 79% of our NRAs, ORRIs comprised approximately 8% of our NRAs and NPRIs comprised approximately 13% of our NRAs as of December 31, 2023. For information regarding the impact of lease expirations on our interests, please see Item 1A. “Risk Factors.”

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

Water Discharges

The Clean Water Act (the “CWA”), U.S. Safe Drinking Water Act (the “SDWA”), the Oil Pollution Act of 1990 (the “OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into regulated waters. The definition of regulated waters has been the subject of significant controversy in recent years, with different definitions proposed under the Obama and Trump Administrations. Both of these definitions have been subject to litigation. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) released a final revised definition of “waters of the United States” founded upon a pre-2015 definition and including updates to incorporate existing Supreme Court decisions and regulatory guidance. However, the January 2023 rule was challenged and is currently enjoined in 27 states. In May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as waters of the United States. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction of the January 2023 rule, the implementation of the September 2023 rule currently varies by state. Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent the implementation of the final rule, results of the litigation, or any further action expands the scope of jurisdiction, it may impose greater compliance costs or operational requirements on Sitio’s operators. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In addition, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The EPA has also adopted regulations requiring certain crude oil and natural gas E&P facilities to obtain individual permits or coverage under general permits for storm water discharges, and in June 2016, the EPA finalized effluent limitation guidelines for the discharge of wastewater from hydraulic fracturing.

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

Air Emissions

The Clean Air Act (the “CAA”), and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in June 2016, the EPA established criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes, which could cause small facilities, on an aggregate basis, to be deemed a major source subject to more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for crude oil and natural gas producers and impact production of the acreage underlying Sitio’s mineral and royalty interests. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of crude oil and natural gas projects.

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

In the United States, besides the IRA 2022, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several executive orders to this effect. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. However, in response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to the EPA of large methane emissions events, triggering certain investigation and repair requirements. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may affect the amount oil and gas companies owe under the IRA 2022, which amended the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions fee applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter. Compliance with the EPA’s new final rules would exempt an otherwise covered facility from the requirement to pay the methane fee. Failure to comply with the requirements of the EPA’s new rules and the methane fee could adversely affect costs of compliance and operations and result in the imposition of substantial fines and penalties, as well as costly injunctive relief.

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

President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties to the United Nations Framework Convention on Climate Change (the “COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. In December 2023, the United Arab Emirates hosted the 28th Conference of the Parties (the “COP28”) where parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The full impact of these various orders, pledges, agreements and actions cannot be predicted at this time.

On January 27, 2021, President Biden issued an Executive Order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden administration has also called for restrictions on leasing on federal land and, in November 2021, the Department of the Interior released a comprehensive report on the federal leasing program which stated an intent to modernize the federal oil and gas leasing program, although many of the recommendations made would require Congressional action. The majority of Sitio’s interests are located on private lands, but it cannot predict the full impact of these developments or whether the Biden administration may pursue further restrictions. Other actions that could be pursued by the Biden administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with pending Department of Energy review of the underlying analysis for authorizations. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks are in place. Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. The limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements, alongside increased costs of and restrictions on access to capital.

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

Several states where we operate, including Colorado, North Dakota, Texas, and New Mexico, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, the Texas Railroad Commission has previously issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells. The well integrity rule took effect in January 2014. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. For example, in November 2020, the Colorado Oil and Gas Conservation Committee (“COGCC”), as part of Senate Bill 181’s mandate for the COGCC to prioritize public health and environmental concerns in its decisions, adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental resources. Most significantly, these revisions establish more stringent setbacks (2,000 feet, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, further restrictions for oil and gas activities, such as requiring greater setbacks. The Colorado Department of Public Health and the Environment also finalized rules related to the control of emissions from certain pre-production activities; namely, curbing methane emissions by setting limits of per 1,000 barrels of oil equivalent produced, more frequent inspections, and limits on emissions during maintenance. These and other developments related to the implementation of SB 181 could adversely impact our revenues and future production from our properties.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, New Mexico, and Texas, have modified their regulations to account for induced seismicity. For example, in October 2014, the Texas Railroad Commission published a new rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the Texas Railroad Commission issued a notice to operators of disposal wells in the Midland area, to reduce saltwater disposal well actions and provide certain data to the Texas Railroad Commission. And, in December 2021, the Texas Railroad Commission suspended all disposal well permits to inject oil and gas waste within the boundaries of the Gardendale Seismic Response Area. Relatedly, in March 2022, the Texas Railroad Commission began implementation of its Northern Culberson-Reeves Seismic Response Area Plan to address injection-induced seismicity with the goal to eliminate 3.5 magnitude or greater earthquakes no later than December 31, 2023. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude.

As a result of these developments, Sitio’s operators may be required to curtail operations or adjust development plans, which may adversely impact Sitio’s business.

The USGS has identified six states with the most significant hazards from induced seismicity, including New Mexico, and Texas. In addition, a number of lawsuits have been filed, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on the E&P operators of Sitio’s properties and on their waste disposal activities.

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

Endangered Species Act

The Endangered Species Act (the “ESA”) restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause E&P operators to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. As part of a stipulated settlement agreement in a case challenging its failure to timely make a twelve-month finding on a petition to list the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, the United States Fish and Wildlife Service (the “FWS”) released a proposed rule in July 2023 which would, if finalized, list the species as endangered under the ESA. A final rule is expected in the third quarter of 2024. Additionally, in June 2021, the FWS proposed to list two distinct population sections of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA. In November 2022, following an extensive review, the FWS listed the northern distinct population segment of the Lesser Prairie Chicken, encompassing southeastern Colorado, southcentral to western Kansas, western Oklahoma, and the northeast Texas Panhandle, as threatened, and the southern district population segment, covering eastern New Mexico and the southwest Texas Panhandle, as endangered. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where Sitio’s properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where the E&P operators of Sitio’s properties operate. The Corps and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the Corps does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

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

Gathering services, which occur upstream of jurisdictional transmission services, are regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which may increase the E&P operators’ costs of transporting gas to point-of-sale locations. This may, in turn, affect the costs of marketing natural gas that the E&P operators of Sitio’s properties produce.

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

North Dakota

On July 6, 2020, the U.S. District Court for the District of Columbia ordered vacatur of Dakota Access Pipeline’s (“DAPL”) easement from the Corps and further ordered the shutdown of the pipeline by August 5, 2020 while the Corps completes a full environmental impact statement for the project. On January 26, 2021, the Court of Appeals for the District of Columbia affirmed the vacatur of the easement, but declined to require the pipeline to shut down while an Environmental Impact Statement is prepared. On May 21, 2021, the District Court denied the Plaintiff’s request for an injunction and, on June 22, 2021, terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. Following the denial of a rehearing en banc by the Court of Appeals for the District of Columbia, on September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General and Plaintiffs and Dakota Access filed its reply, although in February 2022, the U.S. Supreme Court denied certiorari, declining to hear the appeal. The pipeline continues to operate pending completion of the Environmental Impact Statement, which the Corps released in September 2023. The Draft Environmental Impact Statement was subject to public comment until November 2023. We cannot determine when or how future lawsuits will be resolved or the impact they may have on the DAPL. If future legal challenges to DAPL are successful, we may be adversely affected by increased transportation costs, well shut ins, and future productive, negatively impacting our revenue costs.

Title to Properties

Prior to completing an acquisition of mineral and royalty interests, Sitio performs a title review on a majority of tracts to be acquired. Sitio’s title review is meant to confirm the quantum of mineral and royalty interest owned by a prospective seller, the property’s lease status and royalty amount as well as encumbrances or other related burdens. As a result, title examinations have been obtained on a significant portion of Sitio’s properties.

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

Headcount

Sitio had 62 employees as of December 31, 2023.

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

Compensation

As part of our efforts to hire and retain highly qualified employees, we have structured compensation and benefits programs that, we believe, are extremely competitive and reward outstanding performance. In addition to the incentive programs in place for our named executive officers, which are described in detail in our proxy statement, we have structured an incentive bonus program for non-officer employees that is dependent on an employee’s individual performance and our performance as a company. Our employees also receive restricted-share and/or performance-unit awards to encourage retention and align compensation with our company performance.

Healthcare and Other Benefits

We provide a robust suite of benefits to our employees covering all aspects of life, including 401(k) contributions, medical-insurance options, and programs to encourage and support the employees’ development.

Corporate History and Recent Acquisitions

Sitio was initially formed through the Falcon Merger on June 7, 2022. Pursuant to the Falcon Merger, DPM Holdco, LLC (“Desert Peak”) became a wholly-owned subsidiary of Falcon Minerals Operating Partnership, LP. Following the completion of the Falcon Merger, Sitio is managed by the legacy Desert Peak management team and Falcon Minerals Corporation and Falcon Minerals Operating Partnership, LP were renamed “Sitio Royalties Corp.” and “Sitio Royalties Operating Partnership, LP,” respectively. The Falcon Merger contributed approximately 34,000 NRAs in the Eagle Ford and Appalachian Basin. The assets in the Appalachian Basin were subsequently divested in December 2023.

On December 29, 2022, we consummated the previously announced merger transactions contemplated by the Agreement and Plan of Merger, dated as of September 6, 2022 (the “Brigham Merger Agreement”) by and among STR Sub Inc. (formerly Sitio Royalties Corp.) (“Former Sitio”), MNRL Sub Inc. (formerly Brigham Minerals Inc.) (“Brigham”), Brigham Minerals Holdings, LLC, Sitio Royalties Operating Partnership, LP, successor Sitio Royalties Corp. (formerly Snapper Merger Sub I, Inc.) (“New Sitio”), Snapper Merger Sub IV, Inc., Snapper Merger Sub V, Inc., and Snapper Merger Sub II, LLC. The Brigham Merger Agreement provides for the acquisition of Brigham by Former Sitio in an all stock transaction (the “Brigham Merger”). The Brigham assets consisted of approximately 86,500 NRAs in aggregate, including 30,300 NRAs in the Delaware Basin, 13,200 NRAs in the Midland Basin, 24,800 NRAs in the DJ Basin, 10,000 NRAs in the Anadarko Basin and 8,200 NRAs in the Williston Basin. The assets in the Anadarko Basin were subsequently divested in December 2023.

2023 Acquisitions

For the year ended December 31, 2023, Sitio completed multiple acquisitions totaling approximately 14,500 NRAs in the Delaware, Midland, and Eagle Ford Basins from private, unrelated sellers, as well as certain of the Source Stockholders (as defined below) (collectively, the “2023 Acquisitions”).

Office Locations

Sitio’s corporate headquarters is located at 1401 Lawrence Street, Suite 1750, Denver, CO 80202 and its main office number is (720) 640-7620. Sitio also has office locations at 9811 Katy Freeway, Suite 700, Houston, TX 77024 and 5914 W. Courtyard Drive, Suite 150, Austin, TX 78730.

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
•
the level of global crude oil, natural gas and NGL exploration and production activities;
•
the cost of Sitio’s operators exploring for, developing, producing and delivering crude oil, natural gas and NGLs;
•
the price and quantity of foreign imports and U.S. exports of crude oil, natural gas and NGLs;
•
the level of U.S. domestic production;
•
political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including rising interest rates and associated monetary policies of the Federal Reserve, embargoes, the conflict in the Israel-Gaza region and continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
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

These factors and the volatility of the energy markets make it extremely difficult to predict future crude oil, natural gas and NGL price movements with any certainty. For example, during the past five years, the posted price for WTI light sweet crude oil has ranged from a historic, record low price of negative $36.98 per Bbl in April 2020 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. Certain actions by OPEC and other oil producing nations in the first half of 2020, combined with the impact of the COVID-19 pandemic and a shortage in available storage for hydrocarbons in the U.S., contributed to the historic low price for crude oil in April 2020. While the prices for crude oil have generally increased since then, such prices have historically remained volatile, which has adversely affected the prices at which production from Sitio’s properties is sold as well as the production activities of operators on Sitio’s properties and may continue to do so in the future. This, in turn, has and will materially affect the amount of royalty payments that Sitio receives from such operators.

Any substantial decline in the price of crude oil, natural gas and NGLs or prolonged period of low commodity prices will materially adversely affect Sitio’s business, financial condition, results of operations and cash flows. In addition, lower crude oil, natural gas and NGL prices may reduce the amount of crude oil, natural gas and NGLs that can be produced economically by Sitio’s E&P operators, which may reduce its E&P operators’ willingness to develop its properties. This may result in Sitio having to make substantial downward adjustments to its estimated proved reserves, which could negatively impact the borrowing base under the Sitio Revolving Credit Facility (as defined below) and its ability to fund its operations. If this occurs or if production estimates change or exploration or development results deteriorate, the successful efforts method of accounting principles may require Sitio to write down, as a non-cash charge to earnings, the carrying value of its crude oil and natural gas properties. For example, Sitio recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the year ended December 31, 2023. Sitio’s E&P operators could also determine during periods of low commodity prices to shut in or curtail production from wells on Sitio’s properties. In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, they may abandon any well if they reasonably believe that the well can no longer produce crude oil, natural gas or NGLs in commercially paying quantities thereby potentially causing some or all of the underlying lease to expire along with Sitio’s royalties therein. Sitio may choose to use various derivative instruments in connection with anticipated crude oil, natural gas and NGL sales to minimize the impact of commodity price fluctuations. However, Sitio cannot hedge the entire exposure of its operations from commodity price volatility. To the extent Sitio does not hedge against commodity price volatility, or its hedges are not effective, Sitio’s results of operations and financial position may be diminished.

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

Sitio may experience delays in receiving royalty payments from its E&P operators, including as a result of delayed division orders received by its E&P operators. A failure on the part of the E&P operators to make royalty payments typically gives Sitio the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If Sitio repossessed any of its properties, it would seek a replacement E&P operator. However, Sitio might not be able to find a replacement E&P operator and, if it did, it might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing E&P operator could be subject to a proceeding under Title 11 of the United States Code (the “Bankruptcy Code”), in which case Sitio’s right to enforce or terminate the lease for any defaults, including non-payment, may be substantially delayed or otherwise impaired. In general, in a proceeding under the Bankruptcy Code, the bankrupt E&P operator would have a substantial period of time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another E&P operator. For example, certain of Sitio’s E&P operators historically have undergone restructurings under the Bankruptcy Code and any future restructurings of Sitio’s operators may impact their future operations and ability to make royalty payments to Sitio. In the event that the E&P operator rejected the lease, Sitio’s ability to collect amounts owed would be substantially delayed, and its ultimate recovery may be only a fraction of the amount owed or nothing. In addition, if Sitio is able to enter into a new lease with a new E&P operator, the replacement E&P operator may not achieve the same levels of production or sell crude oil or natural gas at the same price as the E&P operator it replaced.

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

Sitio’s assets consist of mineral and royalty interests. Because Sitio depends on third-party E&P operators for all of the exploration, development and production on its properties, it has little to no control over the operations related to its properties. For the year ended December 31, 2023, Sitio received revenue from 237 E&P operators, with approximately 58% coming from the top ten E&P operators on its properties, one of which accounted for more than 10% of such royalty revenues. The failure of Sitio’s E&P operators to adequately or efficiently perform operations or an E&P operator’s failure to act in ways that are in Sitio’s best interests could reduce production and revenues. For example, in response to the significant decrease in prices for crude oil during 2020, many of Sitio’s E&P operators substantially reduced their development activities in 2020. Additionally, certain investors have requested that operators adopt initiatives to return capital to investors, which could also reduce the capital available to Sitio’s E&P operators for investment in exploration, development and production activities. Sitio’s E&P operators may further reduce capital expenditures devoted to exploration, development and production on its properties in the future, which could negatively impact revenues it receives.

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

Project areas on Sitio’s properties, which are in various stages of development, may not yield oil, natural gas or NGLs in commercially viable quantities.

Project areas on Sitio’s properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. If the wells in the process of being completed do not produce sufficient revenues or if dry holes are drilled, Sitio’s financial condition and results of operations may be adversely affected.

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

The accuracy of these assessments is inherently uncertain and Sitio may not be able to identify attractive acquisition opportunities. In connection with these assessments, Sitio performs a review of the subject properties that it believes to be generally consistent with industry practices, given the nature of its interests. Sitio’s review will not reveal all existing or potential problems, nor will it permit it to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if Sitio does identify attractive acquisition opportunities, it may not be able to complete the acquisition or do so on commercially acceptable terms. Unless Sitio’s E&P operators further develop its existing properties, it will depend on acquisitions to grow its reserves, production and cash flows.

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

Acquiring crude oil, natural gas and NGL properties requires Sitio to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, Sitio performs diligence of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of Sitio’s due diligence, it may not evaluate every well or pipeline. Sitio may not be able to obtain contractual indemnities from the seller for liabilities created prior to its purchase of the property.

Any acquisitions of additional mineral and royalty interests that Sitio completes will be subject to substantial risks.

Even if Sitio makes acquisitions that it believes will increase its cash generated from operations, these acquisitions may nevertheless result in a decrease in its cash flows. Any acquisition involves potential risks, including, among other things:

•
the validity of Sitio’s assumptions about estimated proved reserves, potential undeveloped drilling locations, future production, prices, revenues, capital expenditures, and the operating expenses and costs its E&P operators would incur to develop the minerals;
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

Sitio’s E&P operators’ identified potential drilling locations, which are scheduled out over many years, and are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

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

There is no guarantee that the conclusions Sitio’s E&P operators draw from available data from the wells on Sitio’s acreage, more fully explored locations or producing fields will be applicable to their drilling locations. Further, initial production rates reported by Sitio’s or other E&P operators in the areas in which Sitio’s reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, a number of E&P operators have previously announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, Sitio does not know if the potential drilling locations its E&P operators have identified will ever be drilled or if its E&P operators will be able to produce crude oil, natural gas or NGLs from these or any other potential drilling locations. As such, the actual drilling activities of Sitio’s E&P operators may materially differ from those presently identified, which could adversely affect Sitio’s business, results of operations and cash flows.

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

When Sitio evaluates acquisition opportunities and the likelihood of the successful and complete development of its properties, Sitio considers which companies it expects to operate its properties. Historically, many of Sitio’s properties have been operated by active, well-capitalized E&P operators that have expressed their intent to execute multi-year, pad-focused development programs. There is no guarantee, however, that such E&P operators will become or remain the E&P operators on Sitio’s properties or that their development plans will not change. To the extent Sitio’s E&P operators fail to perform at the levels projected or the E&P operators of Sitio’s properties sell their working interests to, are merged with, or are acquired by, another E&P operator that lacks the same level of capitalization or experience, it could adversely affect Sitio’s business and expected cash flows.

Sitio relies on its E&P operators, third parties and government databases for information regarding its assets and, to the extent that information is incorrect, incomplete or lost, Sitio’s financial and operational information and projections may be incorrect.

As an owner of mineral and royalty interests, Sitio relies on the E&P operators of the properties to notify it of information regarding production on its properties in a timely and complete manner, as well as the accuracy of information obtained from third parties and government databases. Sitio uses this information to evaluate its operations and cash flows, as well as to predict its expected production and possible future locations. To the extent Sitio does not timely receive this information or the information is incomplete or incorrect, Sitio’s results may be incorrect and its ability to project potential growth may be materially adversely affected. Furthermore, to the extent Sitio has to update any publicly disclosed results or projections made in reliance on this incorrect or incomplete information, investors could lose confidence in its reported financial information. If any of such third-parties’ databases or systems were to fail for any reason, including as a result of a cyber-attack, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any of the foregoing consequences could materially adversely affect Sitio’s business.

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

The crude oil and natural gas industry is capital intensive. Sitio makes and may continue to make substantial capital expenditures in connection with the acquisition of mineral and royalty interests. To date, Sitio has financed capital expenditures primarily with funding from capital contributions, cash generated by operations, and borrowings from its revolving credit facilities and the Bridge Loan Facility, 2026 Senior Notes, and 2028 Senior Notes (each as defined below).

In the future, Sitio may need capital in excess of the amounts it retains in its business, borrows under the Sitio Revolving Credit Facility or has access to in capital markets. The level of borrowing base available under the Sitio Revolving Credit Facility is largely based on its estimated proved reserves and its lenders’ price decks and underwriting standards in the reserve-based lending space and will be reduced to the extent commodity prices decrease or remain depressed, underwriting standards tighten or the lending syndication market is not sufficiently liquid to obtain lender commitments to a full borrowing base in an amount appropriate for Sitio’s assets.

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

As of December 31, 2023, approximately 18% of Sitio’s total estimated proved reserves were PUDs and may not be ultimately developed or produced by the E&P operators of its properties. Recovery of PUDs requires significant capital expenditures and successful drilling operations by the E&P operators of Sitio’s properties. The reserve data included in the reserve report of Sitio’s independent petroleum engineer assumes that substantial capital expenditures by the E&P operators of Sitio’s properties are required to develop such reserves. Sitio typically does not have access to the estimated costs of development of these reserves or the scheduled development plans of its E&P operators. Even when Sitio does have such information, Sitio cannot be certain that the estimated costs of the development of these reserves are accurate, that its E&P operators will develop the properties underlying its mineral and royalty interests as scheduled or that the results of such development will be as estimated. The development of such reserves may take longer and may require higher levels of capital expenditures from the E&P operators than Sitio anticipates. Delays in the development of Sitio’s reserves, increases in costs to drill and develop such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of its estimated PUDs and may result in some projects becoming uneconomical for the E&P operators of its properties. In addition, delays in the development of reserves could force Sitio to reclassify certain of its proved reserves as PUDs.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the costs incurred by Sitio’s E&P operators, which in turn could have a negative effect on Sitio’s results of operations and financial condition.

The U.S. inflation rate steadily increased during 2021 and 2022, and inflation has continued into 2023. These inflationary pressures have resulted in and may result in additional increases to the costs incurred by Sitio and its E&P operators, which would in turn have a negative effect on Sitio’s business and financial condition. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which has had the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial results of Sitio’s business.

Events beyond Sitio’s control, including the COVID-19 pandemic or any other future global or domestic health crisis, the ongoing military conflict between Russia and Ukraine, the Israeli-Hamas conflict and other risks and uncertainties associated with global economic conditions may result in unexpected adverse financial results.

The COVID-19 pandemic has materially and adversely affected, and public health emergencies may materially and adversely affect Sitio’s business, financial results and liquidity, due to governmental restrictions, associated repercussions and operational challenges to supply and demand for oil and natural gas and the economy generally. The impacts of public health emergencies, including the COVID-19 pandemic, are uncertain and hard to predict. Although there has been economic recovery and higher oil prices through the year ended December 31, 2023, such negative impact may continue well beyond the containment of the COVID-19 pandemic or any other public health emergency. While oilfield activity has improved considerably and global inventories have rapidly normalized with continued demand growth since the low point experienced in 2020, considerable uncertainty remains. An extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, due to the COVID-19 pandemic, any future public health emergencies or otherwise, could materially affect Sitio’s business, access to sources of liquidity and financial condition. Additionally, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the Israeli-Hamas conflict, terrorism or other geopolitical events. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which crude oil, natural gas and NGLs from Sitio’s properties are sold, affect the ability of Sitio’s E&P operators to continue operations and ultimately materially adversely impact Sitio’s results of operations, financial condition and cash flows.

Sitio’s hedging activities could result in financial losses and reduce earnings.

To achieve a more predictable cash flow and to reduce Sitio’s exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, Sitio currently has entered, and may in the future enter, into derivative contracts for a portion of its future oil, natural gas and NGL production, including fixed price swaps, collars, and basis swaps. Sitio has not designated and does not plan to designate any of its derivative contracts as hedges for accounting purposes and, as a result, records all derivative contracts on its balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, Sitio’s earnings may fluctuate significantly as a result of changes in the fair value of its derivative contracts. Derivative contracts also expose Sitio to the risk of financial loss in some circumstances, including when:

•
production is less than expected;
•
the counterparty to the derivative contract defaults on its contract obligation; or
•
the actual differential between the underlying price in the derivative contract or actual prices received are materially different from those expected.

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

In determining whether ORRIs may be treated as part of a bankruptcy estate, a court may take into consideration a variety of factors including, among others, whether ORRIs are typically characterized as a real property interest under applicable state law, the terms conveying the ORRIs and related working interests and the applicable state law procedures required to perfect the interests such parties intend to create. Sitio believes that its ORRIs in the Permian Basin, DJ Basin, and Eagle Ford would be treated as an interest in real property in the states where they are located and, therefore, would not likely be considered a part of the bankruptcy estate. Nevertheless, the outcome is not certain. As such, if an owner of working interests burdened by Sitio’s ORRIs declares bankruptcy, a court may determine that all or a portion of such ORRIs are part of the bankruptcy estate. In that event, Sitio would be treated as a creditor in the bankruptcy case. Although holders of ORRIs may be entitled to statutory liens and/or other protections under applicable state law that could be enforceable in bankruptcy, there is no guarantee that such security interests or other protections would apply. Therefore, Sitio could be treated as an unsecured creditor of the debtor working interest holder and could lose the entire value of such ORRI.

Operating hazards and uninsured risks may result in substantial losses to Sitio or its E&P operators, and any losses could adversely affect Sitio’s results of operations and cash flows.

The operations of Sitio’s E&P operators will be subject to all of the hazards and operating risks associated with drilling for and production of crude oil, natural gas and NGLs, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of crude oil, natural gas, NGLs and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as crude oil and NGL spills, natural gas leaks and ruptures or discharges of toxic gases. In addition, their operations will be subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to Sitio’s E&P operators due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations, which in turn could have a material adverse effect on Sitio’s financial condition, results of operations and cash flows.

Risks Related to Sitio’s Industry

If commodity prices decrease to a level such that Sitio’s future undiscounted cash flows from its properties are less than their carrying value, Sitio may be required to take write-downs of the carrying values of its properties.

Accounting rules require that Sitio periodically review the carrying value of its properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, production data, economics and other factors, Sitio may be required to write down the carrying value of its properties. Sitio reviews and evaluates the carrying amount of its proved oil, natural gas and NGLs properties for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, Sitio would estimate the fair value of its properties and record an impairment charge for any excess of the carrying value of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, future commodity prices, future production estimates and a commensurate discount rate. Sitio recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the year ended December 31, 2023. Sitio did not record any impairment during the years ended December 31, 2022 or 2021. The risk that Sitio will be required to recognize impairments of its crude oil, natural gas and NGLs properties increases during periods of low commodity prices. In addition, impairments would occur if Sitio were to experience sufficient downward adjustments to its estimated proved reserves or the present value of estimated future net revenues. With respect to estimated unproved reserves, impairments could occur if operators do not drill or sufficiently develop Sitio’s acreage. An impairment recognized in one period may not be reversed in a subsequent period. Sitio may incur additional impairment charges in the future, which could materially adversely affect its results of operations for the periods in which such charges are taken.

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

The marketability of crude oil, natural gas and NGL production is dependent upon transportation and processing and refining facilities, which neither Sitio nor many of its E&P operators control. Any limitation in the availability of those facilities could interfere with Sitio’s E&P operators’ ability to market Sitio’s or its E&P operators’ production and could harm Sitio’s business.

The marketability of Sitio’s or its E&P operators’ production depends in part on the operation, availability, proximity, capacity and, in some cases, expansion of gathering and transportation facilities, tanker trucks and other transportation methods, and processing and refining facilities owned by third parties. Neither Sitio nor its E&P operators control these third-party facilities and Sitio’s E&P operators’ access to them may be limited or denied. Insufficient production from the wells on Sitio’s acreage or a significant disruption in the availability of third-party gathering and transportation facilities or other production facilities could adversely impact Sitio’s E&P operators’ ability to deliver, market or produce oil and natural gas and thereby cause a significant interruption in Sitio’s operators’ operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, they may be required to shut in or curtail production. In addition, the amount of crude oil that can be produced and sold is subject to curtailment in certain other circumstances outside of Sitio’s or its operators’ control, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, production from Sitio’s wells may be insufficient to support the construction of pipeline facilities, and the shipment of Sitio’s or its E&P operators’ crude oil, natural gas and NGLs on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, Sitio and its E&P operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any shut in or significant curtailment in gathering system or transportation, processing or refining-facility capacity, or an inability to obtain favorable terms for delivery of the crude oil and natural gas produced from Sitio’s acreage, could reduce Sitio’s E&P operators’ ability to market the production from

Sitio’s properties and have a material adverse effect on Sitio’s financial condition, results of operations and cash flows. Sitio’s E&P operators’ access to transportation options and the prices Sitio or its E&P operators receive can also be affected by federal and state regulation—including regulation of crude oil, natural gas and NGLs production, transportation and pipeline safety—as well by general economic conditions and changes in supply and demand.

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
•
compliance with environmental and other governmental requirements; and
•
adverse weather conditions, such as the winter storms in February 2021, December 2022, and January 2024 that adversely affected operator activity and production volumes in the United States, including in the Delaware and Williston Basins.

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

The crude oil and natural gas industry is intensely competitive, and the E&P operators of Sitio’s properties compete with other companies that may have greater resources. Many of these companies explore for and produce crude oil, natural gas and NGLs, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil, natural gas and NGL market prices. Sitio’s E&P operators’ larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than Sitio’s E&P operators can, which would adversely affect Sitio’s E&P operators’ competitive position. Sitio’s E&P operators may have fewer financial and human resources than many companies in Sitio’s E&P operators’ industry and may be at a disadvantage in bidding for exploratory prospects and producing crude oil and natural gas properties. Furthermore, the crude oil and natural gas industry has experienced significant consolidation among some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against Sitio’s E&P operators or, in the case of consolidation among Sitio’s E&P operators, may choose to focus their operations on areas outside of Sitio’s properties. In addition, Sitio’s ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Risks Related to Environmental and Regulatory Matters

The IRA 2022 could accelerate the transition to a low carbon economy and will impose, separately, new costs on the operations of Sitio’s E&P operators.

On August 16, 2022, President Biden signed the IRA 2022 into law pursuant to the budget reconciliation process. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently materially and adversely affect Sitio’s business. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge started calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase the operating costs of Sitio’s E&P operators and adversely affect Sitio’s business. However, compliance with the EPA’s new methane rules may exempt an otherwise covered facility from the requirement to pay the methane emissions charge.

Crude oil, natural gas and NGL operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Sitio’s E&P operators, and failure to comply could result in its E&P operators incurring significant liabilities, either of which may impact its E&P operators’ willingness to develop Sitio’s interests.

Sitio’s E&P operators’ activities on the properties in which Sitio holds interests are subject to various federal, state and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity to conserve supplies of crude oil, natural gas and NGLs. For example, in January 2021, President Biden signed an Executive Order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices; however, in June 2021, a federal judge for the U.S. District Court of the Western District of Louisiana issued a nationwide preliminary injunction against the pause of new oil and natural gas leases, an injunction which became permanent in August 2022, effectively halting implementation of the leasing suspension with respect to leases canceled or postponed prior to March 24, 2021. Since then, federal oil and gas leasing has resumed, although at a reduced level. In November 2021, the Department of the Interior issued a report recommending various changes to the federal leasing program, and though many such changes would require Congressional action, some recommendations, including royalty rate increases and significant decreases in total offered acreage, have been adopted in recent lease sales. The IRA 2022 also incorporated royalty rate increases, raising onshore royalty rates to 16 ⅔%. In July 2023, the Department of the Interior released a proposed rule revising certain fiscal terms on its onshore federal oil and gas leasing program, to include bonding requirements, royalty rates, minimum bids, and codification of provisions made in the IRA 2022. A final rule is expected in the second quarter of 2024. Substantially all of Sitio’s interests are located on private lands, but Sitio cannot predict the full impact of these developments or whether the Biden administration may pursue further restrictions. President Biden also issued an Executive Order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions during the prior administration that may be inconsistent with the current administration’s policies. For example, in October 2021, the EPA announced it was reconsidering its 2020 decision to maintain the 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A draft assessment released in April 2022 indicated EPA staff had reached a preliminary conclusion that the December 2020 decision would stand, however, in August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. The EPA is expected to release its Integrated Review Plan in the fall of 2024. State implementation of the new, revised standards could, among other things, require installation of new emission controls on some of Sitio’s operators’ equipment, result in longer permitting timelines, and significantly increase the capital expenditures and operating costs of Sitio’s E&P operators. Further actions of President Biden, and the Biden administration, including actions focused on addressing climate change, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas.

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

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study, which began in 2018, of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities. Other government agencies, including the U.S. Department of Energy, the USGS, and the U.S. Government Accountability Office, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for Sitio’s E&P operators to perform fracturing activities. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though Sitio cannot predict the extent of any such legislation at this time.

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

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to crude oil, natural gas and NGLs, technological advances in fuel economy and energy-generation devices, and passage of incentives or funding for renewable energy projects such as those contained in the IRA 2022 could reduce demand for crude oil, natural gas and NGLs. The impact of the changing demand for crude oil, natural gas and NGL services and products may have a material adverse effect on Sitio’s business, financial condition, results of operations and cash flows. It is also possible that the concerns about the production and use of fossil fuels will reduce the sources of financing available to Sitio. For example, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Historical equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. While these trends began to reverse in 2022, oil and gas representation in certain key equity market indices remains below its historical peak. In addition, some investors, including investment advisors and certain sovereign wealth and pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. For further information, see the risk factor entitled “Increased attention to ESG matters and conservation measures may adversely impact Sitio’s business or the business of its operators.” Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. If this negative sentiment continues, it may reduce the availability of capital funding for potential development projects, which could have a material adverse effect on Sitio’s business, financial condition, results of operations and cash flows.

Legislation or regulatory initiatives intended to address seismic activity could restrict Sitio’s E&P operators’ drilling and production activities, as well as Sitio’s operators’ ability to dispose of produced water gathered from such activities, which could have a material adverse effect on their future business, which in turn could have a material adverse effect on Sitio’s business.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. For example, in 2015, the USGS identified eight states, including Colorado, New Mexico, and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.

In addition, a number of lawsuits have been filed, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. In some instances, regulators may also order that disposal wells be shut in. For example, the Texas Railroad Commission has previously published a rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the Texas Railroad Commission issued a notice to operators of disposal wells in the Midland area to reduce saltwater disposal well actions and provide certain data to the Commission. In December 2021, the Texas Railroad Commission suspended all disposal well permits to inject oil and gas waste within the boundaries of the Gardendale Seismic Response Area. Relatedly, in March 2022, the Texas Railroad Commission began implementation of its Northern Culberson-Reeves Seismic Response Area Plan to address injection-induced seismicity with the goal to eliminate 3.5 magnitude or greater earthquakes no later than December 31, 2023. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, Sitio’s operators may be required to curtail operations or adjust development plans, which may adversely impact Sitio’s business.

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

Under the Relinquishment Act of 1919, as amended (the “Relinquishment Act”), the State of Texas owns mineral rights in certain lands. As a result of judicial interpretation of the Relinquishment Act, the surface owner of such lands may act as an agent for the state in negotiating and executing mineral leases, and, if the state approves the lease terms, the applicable surface owner receives an interest in the resulting royalty interest. Approximately 5.5% of Sitio’s NRAs as of December 31, 2023 were from the rights it received in this manner. However, if the Relinquishment Act were to be amended or repealed or if Sitio were subject to an unfavorable ruling under the Relinquishment Act, Sitio may no longer be able to derive revenue from the corresponding mineral rights, which may have a material adverse effect on its results of operations and cash flows.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other GHGs and mitigate the effects of climate change. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though the IRA 2022 advances numerous climate-related objectives. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several Executive Orders to that effect. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities, known as OOOOb, as well as standards for existing sources, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” investigation and repair requirements. It is likely, however, that the final rule and its requirements will be subject to legal challenges. The new rules could adversely affect operations and, failure to comply, could result in the imposition of substantial fines and penalties, as well as costly injunctive relief.

At the state level, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. Additionally, several states, including Pennsylvania and New York, have proceeded with a number of state and regional efforts aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In April 2022, Pennsylvania finalized regulations establishing a cap-and-trade program under its existing authority to regulate air emissions, enabling Pennsylvania to join the Regional Greenhouse Gas Initiative, a multi-state regional cap-and-trade program comprised of several Eastern U.S. states, including New York and Maryland, among others. And, in December 2022, the New York State Climate Action Council approved a Scoping Plan which, among other items, recommends an economy-wide cap-and-invest program to facilitate emission reduction efforts, to include establishment of an enforceable annual cap on GHG emissions for all sectors which would be reduced every year. In January 2023, the Governor of New York directed the Department of Environmental Conservation and the New York State Energy Research and Development Authority to advance such a cap-and-invest program. The development of this program is still in the pre-proposal stage. As a result of these state actions, Sitio’s E&P operators that operate in those areas may experience increased operating costs if they are required to purchase emission allowances in connection with their operations.

At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions to 50-52% below 2005 levels by 2030. Additionally, in November 2021, at the COP26 in Glasgow, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. In December 2023, the United Arab Emirates hosted COP28 where parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so we set. The full impact of these various orders, pledges, agreements and actions, and any legislation or regulation promulgated to fulfill the United States’ commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon Sitio’s operations and those of its operators.

On January 27, 2021, President Biden issued an Executive Order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden administration has also called for restrictions on leasing on federal land and in November 2021, the Department of the Interior released a comprehensive report on the federal leasing program, which stated an intent to modernize the federal oil and gas leasing program and resulted in a reduction in the volume of onshore land available for lease and an increased royalty rate. Substantially all of Sitio’s interests are located on private lands, but Sitio cannot predict the full impact of these developments or whether the Biden administration may pursue further restrictions. Other actions that could be pursued by the Biden administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with pending Department of Energy review of the underlying analysis for authorizations. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks are in place. Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should Sitio be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. An unfavorable ruling in any such case could significantly impact Sitio’s operations and could have an adverse impact on Sitio’s financial condition.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. Although the effects of any such actions as this cannot be fully predicted at this time, any limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material or if the registrant has set a GHG emissions reduction target or goal that includes Scope 3 GHG emissions. If the proposed rule is adopted in its current form, an attestation report from an independent GHG emissions attestation provider will be required to cover Scope 1 and 2 GHG emissions metrics for large accelerated and accelerated filers after the first disclosure year. Additionally, the proposed rule would provide a safe harbor for liability for Scope 3 GHG emissions disclosure and an exemption from the Scope 3 GHG emissions disclosure requirement for smaller reporting companies. Although the final form and substance of these requirements is not yet known and the ultimate scope and impact on Sitio’s business is uncertain, compliance with the proposed rule, if finalized, may result in additional legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on Sitio’s personnel, systems and resources. The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of Sitio’s interests. Additionally, political, litigation and financial risks may result in Sitio’s E&P operators restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of its interests. One or more of these developments could have a material adverse effect on Sitio’s business, financial condition and results of operations.

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

Moreover, while Sitio may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in private litigation and damage Sitio’s reputation, cause Sitio’s investors or other stakeholders to lose confidence in Sitio, or otherwise negatively impact its operations.

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

Furthermore, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social or governance issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, Sitio may face increased litigation risks from private parties and governmental authorities related to its ESG efforts. In addition, any alleged claims of greenwashing against

Sitio or others in its industry may lead to further negative sentiment and diversion of investments. Additionally, Sitio could face increasing costs as it attempts to comply with and navigate further regulatory ESG-related focus and scrutiny.

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

Approaches to climate change and the transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, Sitio cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on its or its operators’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect Sitio’s financial condition, results of operations and cash flows.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect Sitio’s E&P operators’ ability to conduct drilling activities.

In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). In August 2019, the FWS and National Marine Fisheries Service (“NMFS”) issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states challenged the three rules and the litigation was stayed after President Biden issued an Executive Order directing the agencies to review the rules. Following this review, the FWS and NMFS requested remand of the final rules without vacatur; however, in July 2022, the United States District Court for the Northern District of California vacated and remanded the three rules. The United States Court of Appeals for the Ninth Circuit later stayed the vacatur, requiring the District Court to reconsider its decision. Subsequent to the decision, the FWS and NMFS informed the District Court that potential revisions to the rules could be completed on or before May 2023 with final revisions to be completed by May 2024. The FWS and NMFS subsequently issued three proposed rules in June 2023 with the public comment period closing on August 21, 2023. Separately, on December 18, 2020, the FWS amended its regulations governing critical habitat designations. However, in July 2022, the FWS issued a final rule rescinding these amendments. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where Sitio’s E&P operators operate, Sitio’s E&P operators’ abilities to conduct or expand operations could be limited, or Sitio’s E&P operators could be forced to incur material additional costs. Moreover, Sitio’s E&P operators’ drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. For example, in November 2022, following an extensive review, the FWS listed two distinct population segments of the Lesser Prairie Chicken under the ESA. The northern distinct population segment, encompassing southeastern Colorado, southcentral to western Kansas, western Oklahoma, and the northeast Texan Panhandle, is listed as threatened while the southern district population segment, covering eastern New Mexico and the southwest Texas Panhandle, is listed as endangered. Relatedly, in June 2022, FWS approved a habitat conservation plan for the Lesser Prairie Chicken, which allows oil and gas operators to receive an “incidental take” permit in exchange for purchasing credits from a conservation bank and agreeing to certain conservation practices. As part of a stipulated settlement agreement in a case challenging its failure to timely make a twelve-month finding on a petition to list the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, the FWS released a proposed rule in July 2023 which would, if finalized, list the species as endangered under the ESA. A final rule is expected in the third quarter of 2024.

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

Sitio is subject to extensive government laws and regulations concerning Sitio’s employees, and the cost of compliance with such laws and regulations could be material.

Regulations related to wages and other compensation affect Sitio’s business. Any appreciable increase in applicable employment laws and regulations, including the statutory minimum wage, exemption levels, or overtime regulations, could result in an increase in labor costs. Such cost increases, or the penalties for failing to comply with such statutory minimums, could adversely affect Sitio’s business, financial condition, results of operations and cash available for distribution to its shareholders. In addition, Sitio is directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations. Any changes in employment, benefit plan, tax or labor laws or regulations or new regulations proposed from time to time, could have a material adverse effect on Sitio’s employment practices, business, financial condition, results of operations and cash available for distribution to its shareholders.

Sitio has relied on an exclusion from the definition of “investment company” in order to avoid being subject to the Investment Company Act of 1940, or the 1940 Act. To the extent the nature of its business changes in the future, Sitio may become subject to the requirements of the 1940 Act, which would limit its business operations and require it to spend significant resources in order to comply with the 1940 Act.

The 1940 Act defines an “investment company,” among other things, as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. The definition of “securities” under the 1940 Act includes “fractional undivided interest in oil, gas, or other mineral rights.” However, the 1940 Act excludes from this definition any person substantially all of whose business consists of owning or holding such oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. Sitio believes that it satisfies this mineral company exception to the definition of “investment company.” If Sitio’s reliance on the mineral company exclusion from the definition of investment company is misplaced, it may have been in violation of the 1940 Act, the consequences of which can be significant. For example, investment companies that fail to register under the 1940 Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce.

Moreover, Sitio is a holding company and its sole material asset is its equity interest in Sitio OpCo. As the sole general partner of Sitio OpCo, Sitio manages and controls Sitio OpCo. On that basis, Sitio believes that its interest in Sitio OpCo is not an “investment security” under the 1940 Act. However, if Sitio were to lose the right to manage and control Sitio OpCo, interests in Sitio OpCo could be deemed to be “investment securities” under the 1940 Act.

If in the future the nature of Sitio’s business changes, or a regulatory agency would disagree with Sitio's analysis regarding the exclusion from the 1940 Act, such that the mineral company exception to the threshold definition of investment company is not available to Sitio, and it ceases to manage and control Sitio OpCo and its interest in Sitio OpCo is determined to be an “investment security,” Sitio will be required to register as an investment company with the SEC. The ramifications of becoming an investment company, both in terms of the restrictions it would have on Sitio and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the 1940 Act also imposes various restrictions with regard to Sitio’s ability to enter into affiliated transactions, the diversification of its assets and its ability to borrow money. If Sitio became subject to the 1940 Act at some point in the future, its ability to continue pursuing its business plan would be severely limited as it would be significantly more difficult for Sitio to raise additional capital in a manner that would comply with the requirements of the 1940 Act.

Risks Related to Sitio’s Financial and Debt Arrangements

Any significant contraction in the reserve-based lending syndication market may negatively impact Sitio’s ability to fund its operations.

Lending institutions have significantly curtailed reserve-based lending or entirely exited the reserve-based lending market. In the prevailing market, it may be difficult for the arrangers under the Sitio Revolving Credit Facility, or under any other potential future reserve-based credit facility, to obtain sufficient commitments for the borrowing base or to do so on terms favorable or acceptable to Sitio. Sitio has funded its operations since inception primarily through capital contributions and cash generated from operations, and it may finance acquisitions, and potentially other working capital needs, with borrowings under the Sitio Revolving Credit Facility. Sitio intends to continue to make significant acquisitions to support its business growth. If the arrangers under the Sitio Revolving Credit Facility, or under any other potential future reserve-based credit facility, are unable to obtain sufficient commitments for the borrowing base Sitio may not have sufficient funds to finance its operations and future growth. If adequate funds are not available, Sitio may be required to reduce expenditures, including curtailing its growth strategies or forgoing acquisitions.

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

Restrictions in Sitio’s Third Amended and Restated Credit Agreement, the Indenture governing the 2028 Senior Notes and future debt agreements of Sitio and Sitio OpCo could limit its growth and its ability to engage in certain activities.

Third Amended and Restated Credit Agreement

On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Credit Agreement”) among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the lenders and other financial institutions from time to time party thereto (the “Lenders”), which amended, restated and refinanced in its entirety the RBL Credit Agreement (as defined below). The Sitio Credit Agreement matures on June 30, 2027.

Pursuant to the terms and conditions of the Sitio Credit Agreement, the Lenders committed to providing a credit facility to Sitio OpCo in an aggregate principal amount of up to $1.5 billion. The availability under the Sitio Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of Lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of December 31, 2023, the Sitio Credit Agreement has an $850.0 million borrowing base and $850.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Sitio Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million. The Sitio Credit Agreement contains customary affirmative and negative covenants, including, without limitation, reporting obligations, financial covenants, restrictions on asset sales, restrictions on additional debt and lien incurrence, restrictions on Sitio’s ability to make certain fundamental changes to its business, restrictions on hedging arrangements and restrictions on making investments and distributions. Sitio’s ability to make distributions is subject to satisfaction of certain conditions, including no event of default, no borrowing base deficiency, liquidity of at least 10% of the total commitments under the Sitio Credit Agreement, and a pro forma leverage ratio not to exceed 3.00:1.00.

2028 Senior Notes

On October 3, 2023, Sitio OpCo and Sitio Finance Corp., a Delaware corporation (“Finance Corp.” and, together with Sitio OpCo, the “Issuers”), entered into the indenture (the “Indenture”), by and among the Issuers, solely for purposes of Section 4.16(b) therein, the Company, the guarantors named therein and Citibank, N.A., as trustee (the “Trustee”).

Pursuant to the Indenture, the Issuers issued and sold $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028 (the “2028 Senior Notes”). Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes (as defined below) in full, inclusive of a redemption premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes. The 2028 Senior Notes mature on November 1, 2028.

The Indenture contains covenants that, among other things, limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from its restricted subsidiaries to it or any guarantor; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. As of December 31, 2023, Sitio OpCo was in compliance with the terms and covenants of the 2028 Senior Notes.

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
•
covenants in the Sitio Revolving Credit Facility and the 2028 Senior Notes require, and in any future credit and debt arrangement may require, Sitio and certain of its subsidiaries to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;
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

Risks Related to Sitio’s Organization and Structure

Sitio is a holding company whose sole material asset is its equity interest in Sitio OpCo. Accordingly, Sitio is dependent upon distributions and other payments from Sitio OpCo to pay taxes, cover its corporate and other overhead expenses and pay any dividends on its Class A Common Stock.

Sitio is a holding company with no material assets other than its equity interest in Sitio OpCo. Sitio has no independent means of generating revenue and to the extent Sitio OpCo has available cash, Sitio OpCo is generally required to make pro rata cash distributions to all its unitholders, including Sitio, in an amount sufficient for Sitio to pay its U.S. federal, state, local and non-U.S. tax liabilities. Sitio OpCo may also make non-pro rata cash distributions and other payments periodically to enable Sitio to cover its corporate and other overhead expenses. In addition, as the sole managing member of Sitio OpCo, Sitio intends to cause Sitio OpCo to make pro rata cash distributions to all of its unitholders, including to Sitio, in an amount sufficient to fund dividends to its stockholders, to the extent Sitio’s Board declares such dividends. Therefore, although Sitio expects to pay dividends on its Class A Common Stock in amounts determined from time to time by the Board, Sitio’s ability to do so may be limited to the extent Sitio OpCo and its subsidiaries are limited in their ability to make these payments and other distributions to Sitio. To the extent that Sitio needs funds and Sitio OpCo or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect Sitio’s liquidity and financial condition. Sitio’s ability to pay dividends to its stockholders may be limited by its holding company structure, contractual restrictions and regulatory requirements.

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

Collectively, (i) KMF DPM HoldCo, LLC, a Delaware limited liability company (“KMF”), and Chambers DPM HoldCo, LLC, a Delaware limited liability company (“Chambers,” and together with KMF, “Kimmeridge”), (ii) BX Royal Aggregator LP, a Delaware limited partnership (“Royal Aggregator”) and Rock Ridge Royalty Company LLC, a Delaware limited liability company (together with

Royal Aggregator, “Blackstone”) and (iii) Source Energy Permian II, LLC, Sierra Energy Royalties, LLC, and Source Energy Partners, LLC, each a Delaware limited liability company (collectively, the “Source Stockholders” and, the Source Stockholders, together with Kimmeridge and Blackstone, the “Sponsors”), hold the substantial majority of the outstanding Class C Common Stock of the Company. Each share of Class C Common Stock has no economic rights, but entitles the holder thereof to one vote for each share of Class C Common Stock held by such holder. Holders of Class C Common Stock are entitled to one vote for each share held on all matters to be voted on by Sitio’s stockholders and, with the holders of Class A Common Stock, vote together as a single class on all matters submitted to a vote of Sitio’s stockholders, except as required by law or Sitio’s Amended and Restated Certificate of Incorporation (the “A&R Charter”). As a result, the Sponsors hold approximately 45.7% of the voting power over Sitio, which may provide them with significant influence over matters requiring stockholder approval, including the election of directors, changes to organizational documents and significant corporate transactions. This concentration of ownership and relationship with the Sponsors makes it unlikely that any other holder or group of holders of Sitio’s Common Stock will be able to affect the way Sitio is managed or the direction of its business. As a result of their significant influence, the Sponsors may support certain decisions that could involve risks to, or that may conflict with the interests of, Sitio’s other stockholders.

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

To the extent that the amount of Sitio’s distributions is treated as a non-taxable return of capital as described above, such distribution will reduce a holder’s tax basis in the Class A Common Stock. Consequently, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the Class A Common Stock or subsequent distributions with respect to such stock. Additionally, with regard to U.S. corporate holders of Sitio’s Class A Common Stock, to the extent that a distribution on Sitio’s Class A Common Stock exceeds both its current and accumulated earnings and profits and such holder’s tax basis in such shares, such holders would be unable to utilize the corporate dividends-received deduction (to the extent it would otherwise be applicable to such holder) with respect to the gain resulting from such excess distribution.

Prospective investors in Sitio’s Class A Common Stock are encouraged to consult their tax advisors as to the tax consequences of receiving distributions on its Class A Common Stock that are not treated as dividends for U.S. federal income tax purposes.

If Sitio OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Sitio and Sitio OpCo might be subject to potentially significant tax inefficiencies.

Section 7704 of the Internal Revenue Code of 1986, as amended, generally provides that a publicly traded partnership will be treated as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. However, if 90% or more of a partnership’s gross income for every taxable year consists of “qualifying income,” the partnership may continue to be treated as a partnership for U.S. federal income tax purposes. Qualifying income generally includes income earned from royalty interests and other passive ownership interests in oil and gas properties. There can be no assurance that there will not be future changes to U.S. federal income tax laws or the Treasury Department’s interpretations of the qualifying income rules in a manner that could impact Sitio OpCo’s ability to qualify as a partnership for federal income tax purposes. However, Sitio believes that substantially all of Sitio OpCo’s gross income will constitute qualifying income for purposes of Section 7704(d) and intends to operate such that Sitio OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. In addition, the Second Amended and Restated Agreement of Limited Partnership of Sitio OpCo provides for limitations on the ability of unitholders of Sitio OpCo to transfer common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) and provides Sitio, as the managing member of Sitio OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of Sitio OpCo to exchange their Sitio OpCo Partnership Units pursuant to a redemption right to the extent Sitio believes it is necessary to ensure that Sitio OpCo will continue to be treated as a partnership for U.S. federal income tax purposes.

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

Additionally, the Sponsors and Sitio’s executive officers own over 96% of the outstanding Class C Common Stock and hold an equivalent number of Sitio OpCo Partnership Units for each such share of Class C Common Stock. Each share of Class C Common Stock has no economic rights. However, holders of Class C Common Stock are entitled to one vote for each share held on all matters to be voted on by Sitio’s stockholders and, with the holders of Class A Common Stock, vote together as a single class on all matters submitted to a vote of Sitio’s stockholders, except as required by law or the A&R Charter. Each holder of Sitio OpCo Partnership Units has the right to cause Sitio OpCo to redeem all or a portion of its Sitio OpCo Partnership Units for shares of Class A Common Stock or, under certain circumstances and at Sitio OpCo’s election, an equivalent amount of cash. In connection with any such redemption, a corresponding number of shares of Class C Common Stock will be canceled. If the holders of Sitio OpCo Partnership Units redeem or exchange all of their Sitio OpCo Partnership Units for shares of Class A Common Stock, and no shares of Class A Common Stock are otherwise issued, they will own approximately 48% of Sitio’s Class A Common Stock.

Sitio has filed a registration statement registering shares of Class A Common Stock issued or issuable upon the redemption of common units representing limited partnership interests in Sitio OpCo (together with the cancellation of an equal number of shares Class C Common Stock), held by the parties to (1) a registration rights agreement, dated as of August 23, 2018, entered into by Sitio’s predecessor in connection with Sitio’s predecessor’s initial public offering, (2) a registration rights agreement, dated as of January 11, 2022, entered into in connection with the Falcon Merger, (3) a registration rights agreement, dated as of December 29, 2022, entered into in connection with the Brigham Merger, and (4) a registration rights agreement, dated as of June 14, 2023, entered into in connection with the acquisition of additional mineral and royalty interests.

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

Sitio’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Provisions in the A&R Charter may prevent or delay an acquisition of Sitio, which could decrease the trading price of Class A Common Stock, or otherwise may make it more difficult for certain provisions of the A&R Charter to be amended.

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

The A&R Charter authorizes the Board to issue, without stockholder approval, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Sitio’s Class A Common Stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Class A Common Stock. For example, holders of a class or series of Sitio’s preferred stock may be granted the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, holders of preferred stock may be assigned the repurchase or redemption rights or liquidation preferences which could affect the residual value of Sitio’s Class A Common Stock.

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

The A&R Charter designates the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, any state or the federal court sitting in the State of Delaware with jurisdiction over the matter) to the fullest extent permitted by applicable law, as the sole and exclusive forum for (a) any derivative action or proceeding brought on Sitio’s behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of Sitio’s directors, officers, employees or agents to Sitio or Sitio’s stockholders, (c) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law (the “DGCL”), the A&R Charter or Sitio’s bylaws or (d) any action asserting a claim against Sitio that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of Sitio’s capital stock is deemed to have notice of, and consented to, the provisions of the A&R Charter described in the preceding sentence. This provision does not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934 (the “Exchange Act”), the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit the ability of stockholders to obtain a favorable judicial forum for disputes with Sitio or with Sitio’s directors, officers or employees and may discourage stockholders from bringing such claims. Alternatively, if a court were to find these provisions of the A&R Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Sitio may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Sitio’s business, financial condition, and results of operations.

General Risk Factors

A terrorist attack or armed conflict could harm Sitio’s business.

Terrorist activities, anti-terrorist activities and other armed conflicts involving the United States or other countries, including the Israeli-Hamas conflict and the armed conflict in Ukraine that has resulted in severe sanctions levied on Russia and increased geopolitical and macroeconomic instability, may adversely affect the United States and global economies and could prevent Sitio from meeting its financial and other obligations. If any of these events occur, or continue, the resulting political instability and societal disruption could reduce overall demand for crude oil, natural gas and NGLs, potentially putting downward pressure on demand for Sitio’s E&P operators’ services and causing a reduction in its revenues. Crude oil, natural gas and NGL related facilities, including those of Sitio’s E&P operators, could be direct targets of terrorist attacks, and, if infrastructure integral to its E&P operators is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could materially adversely affect Sitio’s financial condition, results of operations and cash flows. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

Sitio and its operators are subject to cybersecurity risks. A cyber incident or systems failure could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and gas industry, including the mineral and royalty space, has become increasingly dependent on digital technologies to conduct certain activities. For example, Sitio depends on digital technologies to perform many of its services and to process and record financial and operating data. Sitio also relies on providers of third-party products, services, and networks, with whom it may share data and services, and who may be unable to effectively defend their digital technologies and services against attack. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased in both frequency and magnitude. For example, in May 2021 the Colonial Pipeline’s digital systems were infected by a ransomware attack that caused the shutdown of the pipeline for several days and the payment of an approximate $4.4 million ransom. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Sitio’s technologies, systems and networks, and those of its operators, vendors, suppliers and other business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. Such a cyber-attack or information security breach could negatively impact Sitio’s or its operators’ operations in a variety of ways, including, but not limited to:

•
adversely impacting Sitio’s ability to compete for mineral and royalty interests;
•
causing a loss of Sitio’s operators’ production or accidental discharges;
•
preventing or causing delays in Sitio’s operators’ ability to produce, transport, process and market their production;
•
disrupting supply chains, which could delay or halt Sitio’s operators’ E&P development activities;
•
adversely impacting the crude oil, natural gas and NGLs market; and
•
damaging Sitio’s or its operators’ reputation, subjecting it or them to financial or legal liability, regulatory fines and penalties and requiring it or them to incur significant costs, including remedial and compliance costs and costs to repair or restore its or their systems and data.

In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Although Sitio has not experienced a material cyber incident, Sitio’s systems for protecting against cybersecurity risks may not be sufficient. While Sitio has implemented controls and multiple layers of security that it believes are reasonable to mitigate the risks of a cybersecurity incident, there can be no assurance that Sitio’s response to a cyber-attack will be successful or effectively address an incident on a timely basis. Laws and regulations governing cybersecurity and data privacy and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potential costs, and any failure to comply with these data privacy requirements or other applicable laws and regulations in this area could lead to a loss of sensitive information and result in significant regulatory or other penalties and legal liability.

Further, the frequency and magnitude of cyber-attacks is increasing and attackers have become more sophisticated. Cyber-attacks are similarly evolving and include, without limitation, use of malicious software, ransomware, surveillance, credential stuffing, spear phishing, social engineering, deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As cyber incidents and applicable laws and regulations continue to evolve, Sitio may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerability to cyber incidents. Sitio’s insurance coverage may not be sufficient to cover any losses it may experience as a result of such cyber-attacks.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The oil and gas industry, including the mineral and royalty space, has become increasingly dependent on digital technologies to conduct certain activities. Sitio depends on digital technologies to perform many of its services and to process and record financial and operating data. Sitio therefore recognizes the importance of developing, implementing, and maintaining effective cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We seek to assess, identify and manage cybersecurity risks through the processes described below.

Risk Assessment

We have implemented a multi-layered system designed to protect and monitor data and cybersecurity risk. We also engage third-party consultants to conduct regular assessments of our cybersecurity safeguards. Our internal Information Technology (“IT”) team conducts regular evaluations designed to assess, identify and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies, and education programs in response. We use firewalls and protection software, and we additionally rely on third-party service providers for alerts regarding suspicious activity.

Incident Identification and Response

We have implemented a monitoring and detection system to help identify cybersecurity incidents. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate.

Cybersecurity Training and Awareness

All employees are required to receive annual cybersecurity awareness training.

Access Controls

We provide users with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. We have also implemented a multi-factor authentication process for employees accessing company information.

Encryption and Data Protection

Encryption methods are used to protect sensitive data. This includes the encryption of employee laptops, customer data, financial information, and other confidential data.

We engage third-party consultants in connection with our cybersecurity program. For example, we have engaged an independent consultant to not only perform certain testing but to also provide remediation recommendations as applicable regarding our information security program and information technology strategic plan.

The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, the Company has not been subject to any material cybersecurity incidents. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Board of Directors’ Oversight and Management’s Role

Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. The Company’s IT function focuses on current and emerging cybersecurity matters. The Company’s IT department is led by the Director of IT, who reports to the Company’s Executive Vice President, Operations, including with respect to emerging cybersecurity incidents. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. To facilitate effective oversight, the Director of IT holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks. The Director of IT has served at Sitio since 2022 and has over 18 years of experience in managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs at Sitio and similar companies.

Through the Company’s enterprise risk management program, the Board of Directors is responsible for overseeing cybersecurity, information security, and IT risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. The Audit Committee assists the Board in exercising oversight of the Company’s cybersecurity, information security, and IT risks. As appropriate, the Board or Audit Committee reviews and discusses with management the Company’s procedures and practices as well as any potential identified incidents with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Executive Vice President, Operations is responsible for keeping the Board of Directors apprised of cybersecurity incidents and the Board is charged with determining the materiality of such incident.

Item 2. Properties

Our executive offices are located at 1401 Lawrence Street, Suite 1750, Denver, CO 80202. We have additional leased office space at 9811 Katy Freeway, Suite 700 Houston, TX 77024 and 5914 W. Courtyard Drive, Suite 150, Austin, TX 78730. We believe that these facilities are adequate for our current operations. Additional information regarding our properties is contained in Item 1. “Business” and is incorporated herein.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “STR.” Our Class C Common Stock is not listed on any exchange. Our warrants expired in accordance with their terms in August 2023.

Holders of Record

Pursuant to the records of our transfer agent, as of February 23, 2024, there were approximately 55 holders of record of our Class A Common Stock and 51 holders of record of our Class C Common Stock. This number does not include owners or stockholders who beneficially own our shares through a broker or other entity who may hold shares in “street name.” There is no public market for our Class C Common Stock.

Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

The Company’s dividend policy is within the discretion of the Board, and all future dividend payments are subject to quarterly review and approval by the Board and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in the Sitio Revolving Credit Facility and 2023 Senior Notes, and other factors the Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Stockholder Return Performance Presentation

The performance graph below compares the cumulative total returns of our Class A Common Stock over the period from December 31, 2018 through December 31, 2023 with the cumulative total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF (“XOP”). XOP is a weighted composite of 54 oil and gas exploration and production companies. The cumulative total stockholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A Common Stock on December 31, 2018, and in the S&P 500 Index and XOP on the same date. The results shown in the graph below are not necessarily indicative of future performance.

Item 6. Reserved

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

Overview

As of December 31, 2023, we owned mineral and royalty interests representing approximately 252,300 NRAs when adjusted to a 1/8th royalty. For the year ended December 31, 2023, the average net daily production associated with our mineral and royalty interests was 35,457 BOE/d, consisting of 17,381 Bbls/d of oil, 63,387 Mcf/d of natural gas and 7,512 Bbls/d of NGLs. Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. As such, the historical consolidated financial statements included in this Annual Report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (the “Predecessor”), prior to our corporate reorganization. Since our Predecessor’s formation in November 2016, we have accumulated our acreage position by making 193 acquisitions. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the year ended December 31, 2023, our production and ad valorem taxes were approximately $3.63 per BOE, relative to an average realized price of $44.39 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Share Repurchase Program

On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A common stock and OpCo Units. The shares may be repurchased from time to time through various methods including but not limited to in the open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Exchange Act. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.

The IRA 2022 provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, this excise tax will apply to our share repurchase program. The Biden administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

Divestiture of Appalachia and Anadarko Assets

On December 22, 2023, the Company divested all of its mineral and royalty interests in the SCOOP and STACK plays in the Anadarko Basin in Oklahoma and the Appalachian Basin in Pennsylvania, Ohio and West Virginia to an undisclosed third party for $113.3 million, net of third-party transaction costs. In aggregate for the period from January 1, 2023 to December 22, 2023, production associated with these assets was 2,084 BOE/d (15% crude oil) and revenues were $17.7 million from oil, natural gas and natural gas liquids. The Company used the net proceeds from the sale to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.

Issuance of 2028 Senior Notes and Redemption of 2026 Senior Notes

On October 3, 2023, Sitio OpCo and Sitio Finance Corp., a Delaware corporation (“Finance Corp.” and, together with Sitio OpCo, the “Issuers”), issued and sold $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes in full, inclusive of a redemption premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes. The 2028 Senior Notes will mature on November 1, 2028 and bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024. Please see “—2028 Senior Notes” for more information.

Revolving Credit Facility

On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Revolving Credit Facility”) among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the lenders and other financial institutions from time to time party thereto (the “Lenders”), which amended, restated and refinanced in its entirety the RBL Credit Agreement. At December 31, 2023, the borrowing base under the Sitio Revolving Credit Facility, as determined by the Lenders, was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $277.0 million.

Acquisitions

For the year ended December 31, 2023, Sitio completed multiple acquisitions totaling approximately 14,500 NRAs in the Delaware, Midland, and Eagle Ford Basins from private, unrelated sellers, as well as certain of the Source Stockholders.

As of December 31, 2023, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 193 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flows per share.

Production and Operations

Our average daily production during the years ended December 31, 2023, 2022, and 2021 was 35,457 BOE/d (49% crude oil), 15,204 BOE/d (52% crude oil), and 6,989 BOE/d (49% crude oil), respectively. For the year ended December 31, 2023, we received an average of $75.80 per Bbl of crude oil, $1.77 per Mcf of natural gas and $19.21 per Bbl of NGLs, for an average realized price of $44.39 per BOE. For the year ended December 31, 2022, we received an average of $93.05 per Bbl of crude oil, $5.50 per Mcf of natural gas and $33.51 per Bbl of NGLs, for an average realized price of $64.05 per BOE. For the year ended December 31, 2021, we received an average of $67.29 per Bbl of crude oil, $3.61 per Mcf of natural gas and $33.22 per Bbl of NGLs, for an average realized price of $46.47 per BOE.

As of December 31, 2023, we had 36,915 gross (281.6 net) producing horizontal wells on our acreage. Additionally, as of December 31, 2023, there were 4,086 gross (31.1 net) horizontal wells in various stages of drilling or completion and 3,323 gross (17.3 net) active horizontal drilling permits on our acreage. As of December 31, 2022, we had 32,451 gross (239.9 net) producing horizontal wells on our acreage. Additionally, as of December 31, 2022, there were 4,254 gross (31.1 net) horizontal wells in various stages of drilling or completion and 3,223 (16.8 net) active horizontal drilling permits on our acreage. As of December 31, 2021, we had 7,722 gross (59.4 net) producing horizontal wells on our acreage. Additionally, as of December 31, 2021, there were 1,408 gross (10.2 net) horizontal wells in various stages of drilling or completion and 1,093 active (6.7 net) horizontal drilling permits on our acreage.

Economic Indicators

The economy is experiencing elevated inflation levels as compared to recent years as a result of global supply and demand imbalances, where global demand continues to outpace current supplies and services. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to decrease inflation on a long-term basis. These interest rate increases generally impact our borrowing costs as borrowings on the Sitio Revolving Credit Facility are at variable rates which fluctuate with broader interest rates in the market.

The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia, and may be further impacted by the conflict in the Israel-Gaza region and any potential increase in hostilities in the Middle East. It has also has been impacted by, among other events, the collapse of certain financial institutions and uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the recent conflict in the Israel-Gaza region, the financial institution collapses and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts by OPEC and others. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. That said, as we do not explore, develop or operate on our oil and gas properties, we have not experienced any significant supply chain interruptions as a result of global supply and demand imbalances. However, our operators may experience supply chain disruptions which could impact their ability to develop our properties.

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
•
Adjusted EBITDA; and
•
Discretionary Cash Flow.

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

Commodity Prices

Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a low of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in

March 2022. The Henry Hub spot market price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.

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

Quality differentials result from the heating value of natural gas measured in Btu and the presence of impurities, such as hydrogen sulfide, carbon dioxide and nitrogen. Natural gas containing ethane and heavier hydrocarbons has a higher Btu value and will realize a higher volumetric price than natural gas that is predominantly methane, which has a lower Btu value. Natural gas with a higher concentration of impurities will realize a lower price due to the presence of the impurities in the natural gas when sold or the cost of treating the natural gas to meet pipeline quality specifications.

Natural gas, which currently has limitations on transportation in certain regions, is subject to price variances based on local supply and demand conditions and the cost to transport natural gas to end-user markets.

NGLs. NGL pricing is generally tied to the price of oil, but varies based on differences in liquid components and location.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP supplemental financial measure used by our management and by external users of our financial statements such as investors, research analysts and others to assess the financial performance of our assets and their ability to sustain dividends over the long term.

We define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, (c) depreciation, depletion and amortization, (d) non-cash share-based compensation expense, (e) impairment of oil and gas properties, (f) gains or losses on unsettled derivative instruments, (g) change in fair value of warrant liability, (h) management fee to affiliates, (i) loss on extinguishment of debt (j) merger-related transaction costs, (k) write off of financing costs, and (l) loss on sale of oil and gas properties. Adjusted EBITDA is not a measure determined by GAAP.

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

Discretionary Cash Flow

Discretionary Cash Flow is a non-GAAP supplemental financial measure used by our management and by external users of our financial statements such as investors, research analysts and others to assess the financial performance of our assets and their ability to sustain dividends over the long term.

We define Discretionary Cash Flow as Adjusted EBITDA, less cash and accrued interest expense and cash taxes. Discretionary Cash Flow is not a measure determined by GAAP.

This non-GAAP financial measure does not represent and should not be considered an alternative to, or more meaningful than, its most directly comparable GAAP financial measure or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Non-GAAP financial measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measure. Our computation of Discretionary Cash Flow may differ from computations of similarly titled measures of other companies.

Sources of Revenue

Our revenues are primarily derived from mineral and royalty payments received from our E&P operators based on the sale of crude oil, natural gas and NGLs production from our interests. Our revenues may vary significantly from period to period because of changes in commodity prices, production mix and volumes of production sold by our E&P operators. For the years ended December 31, 2023, 2022 and 2021, mineral and royalty revenue made up 97%, 96% and 98%, respectively, of our total revenues. As a result of our royalty income production mix, our income is more sensitive to fluctuations in crude oil prices than it is to fluctuations in natural gas or NGLs prices. Crude oil, natural gas and NGL prices have historically been volatile, and we expect this volatility to continue. Additionally, we earn lease bonus income by leasing our mineral interests to exploration and production companies and income from delay rentals and easements.

The following table presents the breakout of our revenues for the following periods:

	Year Ended December 31,
	2023	2022	2021
Crude oil sales	81%	72%	70%
Natural gas sales	7%	14%	14%
NGL sales	9%	10%	14%
Lease bonus and other income	3%	4%	2%
Total revenues	100%	100%	100%

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

Production and Ad Valorem Taxes

Production taxes are paid at fixed rates on produced crude oil, natural gas, and NGLs based on a percentage of revenues from our volume of products sold, established by federal, state or local taxing authorities. The E&P companies who operate on our interests withhold and pay our pro rata share of production taxes on our behalf. We directly pay ad valorem taxes in the counties where our properties are located. Ad valorem taxes are generally based on the appraised value of our crude oil, natural gas and NGLs properties.

General and Administrative

General and administrative expenses consist of costs incurred related to overhead, including executive and other employee compensation and related benefits, office expenses and fees for professional services such as audit, tax, legal and other consulting services. Some of those costs were incurred on our behalf by the Predecessor’s general partner and its affiliates and reimbursed by the Predecessor. For example, the Predecessor reimbursed an affiliate of its general partner for personnel costs on our behalf. As a result of the Falcon Merger, we incur incremental general and administrative expenses relating to SEC reporting requirements, including annual and quarterly reports, increased tax return preparation expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, increased independent auditor fees, increased legal expenses and investor relations expenses. These incremental general and administrative expenses are not reflected in the Predecessor financial statements.

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

Interest Expense

We have financed a portion of our working capital requirements and acquisitions with borrowings under our revolving credit facilities, the 2026 Senior Notes (which were retired in October 2023), and the 2028 Senior Notes. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our revolving credit facilities, the 2026 Senior Notes, the 2028 Senior Notes, and amortization of debt issuance costs in interest expense in our consolidated statements of operations.

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

Management Fees

The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, Sitio’s Chairman, is a managing member. Fees incurred under the agreement totaled approximately $3.2 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively. No such fees were incurred for the year ended December 31, 2023 or will be incurred in the future.

Acquisitions

Our and our Predecessor’s financial statements for the years ended December 31, 2022 and 2021 do not include the results of operations for the assets acquired in the Chambers Acquisition, Rock Ridge acquisition, Source acquisition, the Falcon Merger, Foundation acquisition, Momentum Acquisition, and Brigham Merger (described in “Note 7 – Acquisitions and Divestitures” included elsewhere in this Form 10-K) prior to the respective dates of acquisition. As a result, our Predecessor’s financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.

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

Public Company Expenses

We incur incremental general and administrative expenses as a result of operating as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our common stock, increased independent auditor fees, independent reserve engineer fees, increased legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. These incremental general and administrative expenses are not reflected in our Predecessor’s financial statements. Additionally, as a result of the Falcon Merger and Brigham Merger, we have hired additional employees, including accounting, engineering and land personnel, in order to comply with requirements of being a publicly traded company.

Income Taxes

We are subject to U.S. federal and state income taxes as a corporation. The Predecessor was generally not subject to U.S. federal income tax at the entity level. As such, our Predecessor’s financial statements did not contain a provision for U.S. federal income taxes. The only tax expense that appeared in our Predecessor’s financial statements was the Texas margin tax and certain state income taxes, to which we continue to be subject as a corporation.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Consolidated Results

The following tables summarize our consolidated revenue and expenses and production data for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Variance
Statement of Income Data:
Revenue:
Total revenues	$593,356	$369,612	$223,744	61%
Operating Expenses:
Management fees to affiliates	—	3,241	(3,241)	*
Depreciation, depletion and amortization	291,320	104,511	186,809	179%
General and administrative	49,620	42,299	7,321	17%
Severance and ad valorem taxes	46,939	25,572	21,367	84%
Impairment of oil and gas properties	25,617	—	25,617	*
Loss on sale of oil and gas properties	144,471	—	144,471	*
Total operating expenses	557,967	175,623	382,344	218%
Net income from operations	35,389	193,989	(158,600)	-82%
Interest expense, net(1)	(93,413)	(35,499)	(57,914)	163%
Change in fair value of warrant liability	2,950	3,662	(712)	-19%
Loss on extinguishment of debt	(21,566)	(11,487)	(10,079)	88%
Commodity derivatives gains	15,199	39,037	(23,838)	-61%
Interest rate derivatives gains	462	110	352	320%
Net income (loss) before taxes	(60,979)	189,812	(250,791)	-132%
Income tax benefit (expense)	14,284	(5,681)	19,965	-351%
Net income (loss)	(46,695)	184,131	(230,826)	-125%
Net income attributable to Predecessor	—	(78,104)	78,104	*
Net income attributable to temporary equity	—	(90,377)	90,377	*
Net loss attributable to noncontrolling interest	31,159	51	31,108	*
Net income (loss) attributable to Class A stockholders	$(15,536)	$15,701	$(31,237)	-199%
(1)
Interest expense is presented net of interest income.

* Not applicable or meaningful

	Year Ended December 31,
	2023	2022	Variance
Production Data:
Crude oil (MBbls)	6,344	2,861	3,483	122%
Natural gas (MMcf)	23,136	9,531	13,605	143%
NGLs (MBbls)	2,742	1,100	1,642	149%
Total (MBOE)(6:1)	12,942	5,550	7,392	133%
Average daily production (BOE/d)(6:1)	35,457	15,204	20,253	133%
Average Realized Prices:
Crude oil (per Bbl)	$75.80	$93.05	$(17.25)	-19%
Natural gas (per Mcf)	$1.77	$5.50	$(3.73)	-68%
NGLs (per Bbl)	$19.21	$33.51	$(14.30)	-43%
Combined (per BOE)	$44.39	$64.05	$(19.66)	-31%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$78.62	$95.65	$(17.03)	-18%
Natural gas (per Mcf)	$2.06	$5.46	$(3.40)	-62%
NGLs (per Bbl)	$19.21	$33.51	$(14.30)	-43%
Combined (per BOE)	$46.30	$65.33	$(19.03)	-29%

Revenue

Our consolidated revenues for the year ended December 31, 2023 totaled $593.4 million as compared to $369.6 million for the year ended December 31, 2022, an increase of 61%. The increase in revenues was due to an increase of $219.1 million in mineral and royalty revenue and an increase of $4.6 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to increased production volumes from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, offset by decreased commodity prices. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the year ended December 31, 2023 was $480.8 million as compared to $266.2 million for the year ended December 31, 2022, an increase of $214.6 million. We realized a $324.0 million increase in year-over-year oil revenue due to a 122% increase in oil production volumes, which increased from 2,861 MBbls for the year ended December 31, 2022 to 6,344 MBbls for the year ended December 31, 2023. A decrease of $17.25/Bbl in our average price received for oil production, from $93.05/Bbl for the year ended December 31, 2022 to $75.80/Bbl for the year ended December 31, 2023, accounted for an approximate $109.4 million decrease in our year-over-year oil revenue.

Natural gas revenue for the year ended December 31, 2023 was $41.0 million as compared to $52.4 million for the year ended December 31, 2022, a decrease of $11.4 million. While we realized a $74.8 million increase in year-over-year gas revenue due to a 143% increase in gas production volumes, which increased from 9,531 MMcf for the year ended December 31, 2022 to 23,136 MMcf for the year ended December 31, 2023, there was a decrease of $3.73/Mcf in our average price received for gas production, from $5.50/Mcf for the year ended December 31, 2022 to $1.77/Mcf for the year ended December 31, 2023, which accounted for an approximate $86.2 million decrease in our year-over-year gas revenue.

NGLs revenue for the year ended December 31, 2023 was $52.7 million as compared to $36.9 million for the year ended December 31, 2022, an increase of $15.8 million. We realized a $55.0 million increase in year-over-year NGLs revenue due to a 149% increase in NGLs production volumes, which increased from 1,100 MBbls for the year ended December 31, 2022 to 2,742 MBbls for the year ended December 31, 2023. However, a decrease of $14.30/Bbl in our average price received for NGLs production, from $33.51/Bbl for the year ended December 31, 2022 to $19.21/Bbl for the year ended December 31, 2023, accounted for an approximate $39.2 million decrease in our year-over-year NGLs revenue.

Lease bonus revenue for the years ended December 31, 2023 and 2022 was $13.4 million. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues for the year ended December 31, 2023 were $5.4 million as compared to $777,000 for the year ended December 31, 2022, which include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees to the Predecessor’s affiliates expense was $3.2 million for the year ended December 31, 2022. No such fees were incurred for the year ended December 31, 2023. The management services arrangement was terminated in connection with the Falcon Merger and the Company no longer incurs any management fees.

Depreciation, depletion and amortization expense was $291.3 million for the year ended December 31, 2023 as compared to $104.5 million for the year ended December 31, 2022, an increase of $186.8 million, or 179%. The increase was due to a 133% increase in year-over-year production as well as a higher depletion rate, which increased from $18.72 per BOE for the year ended December 31, 2022 to $22.47 per BOE for the year ended December 31, 2023.

General and administrative expense was $49.6 million for the year ended December 31, 2023 as compared to $42.3 million for the year ended December 31, 2022, an increase of $7.3 million, or 17%. The increase was primarily due to $9.6 million of additional share-based compensation expense, $7.4 million of additional employee compensation and benefits due to increased headcount, $1.5 million of additional other professional services, and $2.0 million in additional costs recognized in 2023, offset by a decrease in merger-related transaction costs for the Falcon Merger and Brigham Merger of $13.2 million.

Severance and ad valorem taxes were $46.9 million for the year ended December 31, 2023 as compared to $25.6 million for the year ended December 31, 2022, an increase of $21.4 million, or 84%. The increase was primarily due to the year-over-year increase in production volumes from our acquisitions of additional mineral and royalty interests and existing interests, offset by the year-over-year decrease in commodity prices.

Impairment of oil and gas properties was $25.6 million for the year ended December 31, 2023, whereas there was no impairment of oil and gas properties recognized for the year ended December 31, 2022. During the year ended December 31, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices.

Loss on sale of oil and gas properties was $144.5 million for the year ended December 31, 2023, whereas there was no loss on sale of oil and gas properties recognized for the year ended December 31, 2022. During the year ended December 31, 2023, the Company divested all of its mineral and royalty interests in the Appalachian and Anadarko Basins for $113.3 million, net of third-party transaction costs. The assets sold had a carrying value of $257.8 million.

Other Income and Expenses

Interest expense of approximately $93.4 million and $35.5 million during the years ended December 31, 2023 and 2022, respectively, relates to interest incurred on borrowings under our revolving credit facilities, 2026 Senior Notes, 2028 Senior Notes, and Bridge Loan Facility. The increase in interest expense was due to higher average borrowings during the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the assumption of the borrowings outstanding under the Brigham Revolving Credit Facility on December 29, 2022 and related to funding other acquisitions in 2022 and 2023. The increase in interest expense is also attributable to higher interest rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022 for the Sitio Revolving Credit Facility and the 2026 Senior Notes.

The fair value of the warrant liability decreased by $3.0 million from December 31, 2022 to December 31, 2023, whereas the fair value of the warrant liability decreased by $3.7 million from the date of the Falcon Merger to December 31, 2022. The decrease is attributable to a decline in the market price of the warrants. The warrants expired in August 2023, and are no longer outstanding.

Losses on extinguishment of debt totaled $21.6 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, $1.5 million of previously capitalized deferred financing costs were written off for certain lenders that did not elect to remain a party to the Sitio Revolving Credit Facility in connection with the amendments in February and September 2023. The Company redeemed and repaid the 2026 Senior Notes in full during the year ended December 31, 2023 and incurred a loss on extinguishment of $20.1 million related to the write-off of unamortized debt issuance costs and debt discount and a redemption premium of 3.0%. The loss of $11.5 million for the year ended December 31, 2022 was due to the write-off of unamortized debt issuance costs and other fees in connection with the repayment and extinguishment of the Bridge Loan Facility in September 2022.

Commodity derivative gains totaled $15.2 million for the year ended December 31, 2023. Commodity derivative gains totaled $39.0 million for the year ended December 31, 2022. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The decrease in commodity derivatives gains for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is due to a decrease in volumes outstanding under our commodity swaps and two-way collar contracts as of December 31, 2023 as compared to December 31, 2022, as well as changes in commodity prices.

Interest rate derivative gains totaled $462,000 for the year ended December 31, 2023. Interest rate derivative gains totaled $110,000 for the year ended December 31, 2022. In 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings. The interest rate swap expired on December 31, 2023.

Income taxes changed from an expense of $5.7 million for the year ended December 31, 2022 to a benefit of $14.3 million for the year ended December 31, 2023. This was primarily due to the recognition of a pre-tax net loss for the year ended December 31, 2023 as compared to pre-tax net income for the year ended December 31, 2022.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Consolidated Results

The following tables summarize our consolidated revenue and expenses and production data for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Variance
Statement of Income Data:
Revenue:
Total revenues	$369,612	$120,588	$249,024	207%
Operating Expenses:
Management fees to affiliates	3,241	7,480	(4,239)	-57%
Depreciation, depletion and amortization	104,511	40,906	63,605	155%
General and administrative	42,299	12,998	29,301	225%
Severance and ad valorem taxes	25,572	6,934	18,638	269%
Deferred offering costs write off	—	2,396	(2,396)	*
Total operating expenses	175,623	70,714	104,909	148%
Net income from operations	193,989	49,874	144,115	289%
Interest expense, net(1)	(35,499)	(1,893)	(33,606)	1775%
Change in fair value of warrant liability	3,662	—	3,662	*
Loss on extinguishment of debt	(11,487)	—	(11,487)	*
Commodity derivatives gains	39,037	—	39,037	*
Interest rate derivatives gains	110	—	110	*
Net income before taxes	189,812	47,981	141,831	296%
Income tax expense	(5,681)	(486)	(5,195)	1069%
Net income	184,131	47,495	136,636	288%
Net income attributable to Predecessor	(78,104)	(47,495)	(30,609)	64%
Net income attributable to temporary equity	(90,377)	—	(90,377)	*
Net loss attributable to noncontrolling interest	51	—	51	*
Net income attributable to Class A stockholders	$15,701	$—	$15,701	100%
(1)
Interest expense is presented net of interest income.

* Not applicable or meaningful

	Year Ended December 31,
	2022	2021	Variance
Production Data:
Crude oil (MBbls)	2,861	1,261	1,600	127%
Natural gas (MMcf)	9,531	4,746	4,785	101%
NGLs (MBbls)	1,100	499	601	120%
Total (MBOE)(6:1)	5,550	2,551	2,999	118%
Average daily production (BOE/d)(6:1)	15,204	6,989	8,215	118%
Average Realized Prices:
Crude oil (per Bbl)	$93.05	$67.29	$25.76	38%
Natural gas (per Mcf)	$5.50	$3.61	$1.89	52%
NGLs (per Bbl)	$33.51	$33.22	$0.29	1%
Combined (per BOE)	$64.05	$46.47	$17.58	38%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$95.65	$67.29	$28.36	42%
Natural gas (per Mcf)	$5.46	$3.61	$1.85	51%
NGLs (per Bbl)	$33.51	$33.22	$0.29	1%
Combined (per BOE)	$65.33	$46.47	$18.86	41%
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

Operating Expenses

The Predecessor entered into a management services arrangement with Kimmeridge Energy Management Company, LLC. Management fees to the Predecessor’s affiliates expense was $3.2 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively. The management services arrangement was terminated in connection with the Falcon Merger and the Company is no longer incurring any management fees.

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

General and administrative expense was $42.3 million for the year ended December 31, 2022 as compared to $13.0 million for the year ended December 31, 2021, an increase of $29.3 million, or 225%, primarily due to $16.7 million of transaction costs related to the Falcon Merger and Brigham Merger, $9.2 million of share-based compensation, $3.1 million of additional other professional services, and $0.3 million of additional rent expense.

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

Other Income and Expenses

Interest expense of approximately $35.5 million and $1.9 million during the years ended December 31, 2022 and 2021, respectively, relates to interest incurred on borrowings under our revolving credit facilities, 2026 Senior Notes and Bridge Loan Facility. The increase in interest expense was due to higher average borrowings during the year ended December 31, 2022 as compared to the year ended December 31, 2021 related to funding the Falcon Merger, the Brigham Merger, and other acquisitions during the year ended December 31, 2022.

The fair value of the warrant liability decreased by $3.7 million from the date of the Falcon Merger through December 31, 2022, whereas there were no changes to the fair value of the warrant liability for the year ended December 31, 2021. The change is attributable to a decrease in the market price of the warrants.

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

Liquidity and Capital Resources
Overview

Prior to the completion of the Falcon Merger, our Predecessor’s primary sources of liquidity were contributions of capital from its limited partners, cash flows from operations and borrowings under our revolving credit facility. After the closing of the Falcon Merger, cash flows from operations and borrowings under the Sitio Revolving Credit Facility, the 2026 Senior Notes, and the 2028 Senior Notes are the primary day-to-day sources of our funds. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends and distributions. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors.

We believe internally generated cash flows from operations, available borrowing capacity under the Sitio Revolving Credit Facility, and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations, our return of capital program, and capital expenditures, for at least the next 12 months and allow us to continue to execute our strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter do not incur any development or maintenance capital expenditures, which are entirely borne by the E&P operator and the other working interest owners. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests, and we have no subsequent capital expenditure requirements related to acquired properties. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial and competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us.

As of December 31, 2023, our liquidity was $588.2 million, comprised of $15.2 million of cash and cash equivalents and $573.0 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Variance
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$487,500	$164,960	$322,540	196%
Investing activities	(59,726)	(558,099)	498,373	-89%
Financing activities	(431,397)	399,578	(830,975)	-208%
Net increase (decrease) in cash and cash equivalents	$(3,623)	$6,439	$(10,062)	-156%

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2023 were $487.5 million as compared to $165.0 million for the year ended December 31, 2022, primarily as a result of increases in production volumes from our royalty revenue.

Investing Activities

Cash flows used in investing activities totaled $59.7 million for the year ended December 31, 2023 as compared to $558.1 million for the year ended December 31, 2022, a decrease of $498.4 million. Our expenditures for purchases of oil and gas properties were $170.5 million for the year ended December 31, 2023 as compared to $557.6 million for the year ended December 31, 2022, a decrease of $387.0 million. We realized a net increase in cash of $113.3 million during the year ended December 31, 2023 due to the sale of our mineral and royalty interests in the Appalachian and Anadarko Basins. During the year ended December 31, 2022, we realized a net increase in cash of $0.3 million associated with the Falcon Merger and Brigham Merger, net of certain cash balances not contributed by our Predecessor.

Financing Activities

Cash flows used in financing activities for the year ended December 31, 2023 totaled $431.4 million as compared to cash flows provided by financing activities of $399.6 million for the year ended December 31, 2022. Borrowings under our credit facilities for the years ended December 31, 2023 and 2022 were $644.5 million and $348.9 million, respectively, which were used to fund acquisitions of mineral and royalty interests, including ancillary costs associated with the Falcon Merger and the Brigham Merger. Repayments on our credit facilities for the years ended December 31, 2023 and 2022 were $877.5 million and $209.0 million, respectively, largely provided by cash flows from operations as well as from divestitures of oil and gas properties. During the year ended December 31, 2023, we received gross proceeds of $600.0 million from the issuance of the 2028 Senior Notes, which were used to repay and extinguish the 2026 Senior Notes and for other general corporate purposes.

Other financing cash outflows during the year ended December 31, 2023 included $22.1 million of debt issuance costs incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility and issuance of the 2028 Senior Notes, $12.2 of debt extinguishment costs incurred in connection with the redemption of the 2026 Senior Notes, dividends of $162.0 million paid to holders of Class A Common Stock, $159.0 million of distributions paid to noncontrolling interest, $3.4 million related to cash paid for taxes related to net settlement of share-based compensation awards, and $1.0 million of dividend equivalent rights. During the year ended December 31, 2022, we borrowed and repaid $425.0 million under the Bridge Loan Facility, the proceeds from which were used to fund acquisitions of mineral and royalty interests.

During the year ended December 31, 2022, we received proceeds of $444.5 million from the issuance of the 2026 Senior Notes, which were used to repay and extinguish the Bridge Loan Facility and for other general corporate purposes. Other financing cash outflows during the year ended December 31, 2022 included $24.9 million of costs incurred in connection with our entry into the Bridge Loan Facility, issuance of the 2026 Senior Notes and with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $18.2 million paid to holders of Class A Common Stock, $115.4 million of distributions paid to temporary equity holders and $13.3 million of distributions paid to noncontrolling interest by our Predecessor.

Cash Flows for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Variance
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$164,960	$65,929	$99,031	150%
Investing activities	(558,099)	(38,743)	(519,356)	1341%
Financing activities	399,578	(22,338)	421,916	-1889%
Net increase in cash and cash equivalents	$6,439	$4,848	$1,591	33%

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2022 were $165.0 million as compared to $65.9 million for the year ended December 31, 2021, primarily as a result of increases production volumes, partially offset by decreases in realized prices from our royalty revenue.

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

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2022 totaled $399.6 million as compared to cash flows used in financing activities of $22.3 million for the year ended December 31, 2021. Borrowings under our credit facilities for the years ended December 31, 2022 and 2021 were $348.9 million and $147.0 million, respectively, which were used to fund other acquisitions of mineral and royalty interests, including ancillary costs associated with the Falcon Merger and Brigham Merger. Repayments on our credit facilities for the years ended December 31, 2022 and 2021 were $209.0 million and $46.5 million, respectively, largely provided by cash flows from operations. During the year ended December 31, 2022, we borrowed and repaid $425.0 million under the Bridge Loan Facility, the proceeds from which were used to fund acquisitions of mineral and royalty interests. During the year ended December 31, 2022, we received proceeds of $444.5 million from the issuance of the 2026 Senior Notes, which were used to repay and extinguish the Bridge Loan Facility and for other general corporate purposes. Other financing cash outflows during the year ended December 31, 2022, included $15.4 million of costs incurred in connection with our entry into the Bridge Loan Facility, costs of $11.3 million incurred in connection with the issuance of the 2026 Senior Notes, costs of $5.0 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $18.2 million paid to holders of Class A Common Stock, $115.4 million of distributions paid to temporary equity holders and $13.3 million of distributions paid to noncontrolling interest by our Predecessor. Other financing cash inflows during the year ended December 31, 2021 included $1.5 million of contributions by noncontrolling interest in our Predecessor and $8.0 million of partners’ capital contributions to our Predecessor. Other financing cash outflows during the year ended December 31, 2021 included $128.4 million of distributions by the Predecessor and $1.6 million of costs incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility.

Sitio Revolving Credit Facility

As of December 31, 2023, the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) as determined by the Lenders was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $277.0 million. As of December 31, 2022, the Sitio Borrowing Base was $300.0 million as determined by the Lenders and the outstanding balance under the Sitio Revolving Credit Facility was $250.0 million.

The Sitio Revolving Credit Facility bears interest at a rate per annum equal to, at our option, at an adjusted Term SOFR rate or a base rate, plus an applicable margin and credit spread adjustment. The applicable margin is based on utilization of the Sitio Revolving Credit Facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of Term SOFR rate loans and letters of credit, from 2.500% to 3.500%. The credit spread adjustment for Term SOFR rate loans ranges from 0.100% to 0.250% depending on the applicable interest rate period. Sitio OpCo may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under the Sitio Revolving Credit Facility in an amount ranging from 0.375% to 0.500% based on utilization of the Sitio Revolving Credit Facility. The Sitio Revolving Credit Facility is subject to other customary fee, interest, and expense reimbursement provisions.

As of December 31, 2023 and 2022, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.21% and 7.62%, respectively. As of December 31, 2023 and 2022, the Company had unamortized debt issuance costs of $11.2 million and $6.0 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.9 million, $1.2 million, and $440,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023 and the First Amendment to the Sitio Revolving Credit Facility (as defined below) in September 2023, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such, $1.5 million of previously capitalized deferred financing costs were written off to Loss on debt extinguishment during the year ended December 31, 2023.

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

The Sitio Revolving Credit Facility is subject to a borrowing base established by the Lenders to reflect the loan value of our oil and gas mineral interests. The borrowing base under the Sitio Revolving Credit Facility is redetermined by the Lenders on a semi-annual basis. Additionally, Lenders holding two-thirds of the aggregate commitments are able to request one additional redetermination between regularly scheduled redeterminations. Sitio OpCo could also request one additional redetermination between regularly scheduled redeterminations and may request additional redeterminations as appropriate after significant acquisitions of oil and gas properties. The borrowing base is subject to adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of certain additional indebtedness. The Sitio Revolving Credit Facility is collateralized by substantially all of the assets of Sitio OpCo and its restricted subsidiaries.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Credit Agreement requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million for purposes of the calculation of total net funded debt. EBITDA for the period ending on December 31, 2023 is calculated as EBITDA for the period beginning on January 1, 2023 and ending on December 31, 2023, as adjusted for material acquisitions and dispositions completed during the reference period. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at December 31, 2023 and 2022.

First Amended and Restated Credit Agreement

In October 2021, KMF Land, LLC, as borrower and Desert Peak, as parent, entered into the Amended and Restated Credit Agreement (the “Predecessor Credit Agreement”) with a syndicate of banks led by Bank of America, N.A. as Administrative Agent, Issuing Bank and Syndication Agent, pursuant to which the lenders thereunder made loans and extensions of credit to the borrower thereunder (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Revolving Credit Facility”).

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

Second Amended and Restated Credit Agreement

Upon closing of the Falcon Merger on June 7, 2022, the Predecessor Credit Agreement was amended, restated, and refinanced in its entirety pursuant to the Second Amended and Restated Credit Agreement (as amended, the “RBL Credit Agreement”), led by Bank of America, N.A. as Administrative Agent, Issuing Bank and Syndication Agent. Pursuant to the terms and conditions of the RBL Credit Agreement, the lenders committed to provide a senior secured revolving credit facility to Sitio OpCo in an aggregate principal amount of up to $750.0 million.

First Amendment to Second Amended and Restated Credit Agreement

On June 24, 2022, Sitio OpCo and the other guarantors party thereto entered into the First Amendment to Credit Agreement (the “Sitio RBL First Amendment”). The Sitio RBL First Amendment, among other things, amended the RBL Credit Agreement to permit the borrowings under the Bridge Loan Agreement (as defined below) and permitted the transactions contemplated by the Bridge Loan Agreement and the Foundation acquisition described in “Note 7 – Acquisitions and Divestitures.” The Sitio RBL First Amendment waived the borrowing base reduction that would otherwise apply to the incurrence of permitted additional debt up to an aggregate amount of $400.0 million incurred prior to the next borrowing base redetermination.

Second Amendment to Second Amended and Restated Credit Agreement

On July 8, 2022, Sitio OpCo and the other guarantors party thereto entered into the Second Amendment to Credit Agreement (the “Sitio RBL Second Amendment”), pursuant to which the RBL Credit Agreement was amended to permit the additional borrowings under the Bridge First Amendment (as defined below) and permit the transactions contemplated by the Bridge First Amendment. The Sitio RBL Second Amendment waived the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the Sitio RBL Second Amendment) for an additional amount of $50.0 million, up to an aggregate amount of $450.0 million, if incurred within 30 days of the closing of the Sitio RBL Second Amendment to fund a portion of the purchase price of the Momentum Acquisition described in “Note 7 – Acquisitions and Divestitures.”

Third Amendment to Second Amended and Restated Credit Agreement

On September 21, 2022, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to Credit Agreement, pursuant to which the RBL Credit Agreement was amended to permit the issuance of the 2026 Senior Notes (as defined below) and the transactions contemplated by the Note Purchase Agreement (as defined below).

Fourth Amendment to Second Amended and Restated Credit Agreement

On December 29, 2022, Sitio OpCo and the guarantors party thereto entered into the Fourth Amendment to Credit Agreement, pursuant to which, among other things, the RBL Credit Agreement was amended to (i) permit the consummation of, and the transactions contemplated by, the Brigham Merger, (ii) reaffirm the borrowing base under the RBL Credit Agreement at $300.0 million, (iii) designate certain subsidiaries of Brigham as unrestricted subsidiaries (the “Brigham Unrestricted Subsidiaries”), (iv) require that the Brigham Unrestricted Subsidiaries become restricted subsidiaries under the RBL Credit Agreement on or before June 30, 2023 and (v) include restrictions on the amount of debt that can be incurred by the Brigham Unrestricted Subsidiaries before they are designated as restricted subsidiaries under the RBL Credit Agreement.

Third Amended and Restated Credit Agreement

On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Credit Agreement”) among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the lenders and other financial institutions from time to time party thereto (the “Lenders”), which amended, restated and refinanced in its entirety the RBL Credit Agreement. The availability under the Sitio Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of Lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of February 3, 2023, the Sitio Credit Agreement had a $750.0 million borrowing base and $750.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Sitio Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million.

First Amendment to Third Amended and Restated Credit Agreement

On September 22, 2023, Sitio OpCo and the guarantors party thereto entered into the First Amendment to Third Amended and Restated Credit Agreement (“First Amendment to the Sitio Revolving Credit Facility”), pursuant to which the borrowing base and the sum of the aggregate elected commitments under the Sitio Credit Agreement were each increased to $850.0 million.

Second Amendment to Third Amended and Restated Credit Agreement

On December 20, 2023, Sitio OpCo and the other guarantors party thereto entered into the Second Amendment to Third Amended and Restated Credit Agreement, pursuant to which the Sitio Credit Agreement was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about November 1, 2023 by reaffirming the borrowing base at $850.0 million, (ii) document the exclusion of certain assets from the borrowing base properties solely for purposes of the borrowing base redetermination described in the foregoing clause (i), (iii) amend certain dates applicable to the semi-annual redetermination of the borrowing base and (iv) amend certain other terms of the Sitio Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.

Brigham Revolving Credit Facility

In conjunction with the closing of the Brigham Merger, the Company assumed the credit facility evidenced by that certain Credit Agreement, led by Wells Fargo Bank, N.A. as Administrative Agent, Letter of Credit Issuer, Sole Lead Arranger and Bookrunner, pursuant to which the lenders thereunder provided a senior secured revolving credit facility to Brigham Resources, LLC in an aggregate principal amount of up to $500.0 million (as amended, the “Brigham Revolving Credit Facility”). In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023, the Brigham Revolving Credit Facility was paid off and refinanced in full, and all obligations arising under the Brigham Revolving Credit Facility were terminated.

2028 Senior Notes

On October 3, 2023, Sitio OpCo and Sitio Finance Corp., a Delaware corporation, issued and sold $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028. The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes in full, inclusive of a redemption premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.

The 2028 Senior Notes are governed by the indenture, dated as of October 3, 2023 (the “Indenture”), by and among the Issuers, solely for purposes of Section 4.16(b) therein, the Company, the guarantors named therein and Citibank, N.A., as trustee (the “Trustee”). The 2028 Senior Notes are senior unsecured obligations of the Issuers, and are fully and unconditionally guaranteed on a senior unsecured basis by all of Sitio OpCo’s subsidiaries, other than Sitio Finance Corp. The 2028 Senior Notes will mature on November 1, 2028 and bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

At any time prior to November 1, 2025, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes (including any additional notes issued under the Indenture) at a redemption price equal to 107.875% of the principal amount of the 2028 Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with an amount of cash not greater than the net cash proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the 2028 Senior Notes originally issued on the Issue Date (as defined in the Indenture) remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. At any time prior to November 1, 2025, the Issuers may, on any one or more occasions, redeem all or a part of the 2028 Senior Notes at a redemption price equal to 100% of the principal amount of the 2028 Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture) as of, and accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

If Sitio OpCo experiences certain kinds of changes of control (and, in some cases, followed by a ratings decline), each holder of 2028 Senior Notes may have the right to require the Issuers to repurchase all or any part of such holder’s 2028 Senior Notes at 101% of the aggregate principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

As of December 31, 2023, the Company had $600.0 million of 2028 Senior Notes outstanding. As of December 31, 2023, the Company had unamortized debt issuance costs of $11.7 million in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the year ended December 31, 2023, the Company recognized $474,000 of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the years ended December 31, 2022 and 2021.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain institutional investors as holders (the “Holders”) and U.S. Bank Trust Company, National Association, as agent for the Holders.

Pursuant to the Note Purchase Agreement, Sitio OpCo issued senior unsecured notes to the Holders in an aggregate principal amount of $450.0 million (the “2026 Senior Notes”) at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility (as defined below) with the remainder used for general corporate purposes. On October 3, 2023, the Company redeemed all of the outstanding 2026 Senior Notes. Upon redemption of the 2026 Senior Notes, the Company recognized a loss on extinguishment of debt of $20.1 million, associated with unamortized discount and debt issuance costs and other fees incurred in connection with the redemption.

For the years ended December 31, 2023 and 2022 the Company recognized $2.2 million and $342,000, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the Note Purchase Agreement. No such expense was recognized for the year ended December 31, 2021. For the years ended December 31, 2023 and 2022, the weighted average interest rate related to our borrowings under the 2026 Senior Notes was 10.58% and 8.62%, respectively.

Bridge Loan Facility

On June 24, 2022, Sitio OpCo, as borrower, entered into an unsecured 364-Day Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the lenders party thereto, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers (the “Bridge Loan Agreement”). The Bridge Loan Agreement was amended on July 8, 2022 (the “Bridge First Amendment”) to provide for additional delayed draw term loan commitment.

The Bridge Loan Agreement and Bridge First Amendment provided for a 364-day term loan credit facility (the “Bridge Loan Facility”) in the aggregate principal amount of $425.0 million. The Bridge Loan Facility was fully repaid and extinguished on September 21, 2022 using proceeds from the issuance of the 2026 Senior Notes. Upon the closure of the Bridge Loan Facility, the Company recognized a loss on extinguishment of debt of $11.5 million associated with unamortized debt issuance costs and other fees incurred in connection with the payoff.

For year ended December 31, 2022, the Company recognized $3.4 million of interest expense related to the amortization of issuance costs under the Bridge Loan Agreement. No such expense was recognized for the years ended December 31, 2023 or 2021.

New and Revised Financial Accounting Standards

Refer to “Recent Accounting Pronouncements” in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021 for a discussion of recent accounting pronouncements.

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

Oil and Gas Properties

We use the successful efforts method of accounting for oil and natural gas producing properties, as further defined under Accounting Standards Codification (“ASC”) 932, Extractive Activities—Oil and Natural Gas. Under this method, costs to acquire mineral interests in oil and natural gas properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of E&P operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved oil and gas properties. Capitalized costs for proved oil and natural gas mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

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

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production taxes and post-production expenses. The prices of oil, natural gas, and NGLs from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGL produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs. As we do not operate any of the wells for which we receive royalties, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within the Accrued revenue and accounts receivable line item in the accompanying consolidated balance sheets. Differences between our estimates and the actual amounts received for oil and natural gas sales are recorded in the month that payment is received from the third party.

Oil, natural gas, and NGLs revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

We also earn revenue related to lease bonuses by leasing our mineral interests to E&P companies. We recognize lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible.

Contractual Obligations

As of December 31, 2023, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility and the 2028 Senior Notes. Please see “—Sitio’s Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility and “2028 Senior Notes” for a description of the 2028 Senior Notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGLs prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the crude oil, natural gas and NGLs production of our E&P operators, which affects the royalty payments we receive from our E&P operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil, natural gas and NGL production has been volatile historically and we expect this volatility to continue in the future. The prices that our E&P operators receive for production depend on many factors outside of our or their control.

A $1.00 per Bbl change in our realized oil price would have resulted in a $6.3 million change in our oil revenues for the year ended December 31, 2023. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $2.3 million change in our natural gas revenues for the year ended December 31, 2023. A $1.00 per Bbl change in NGL prices would have resulted in a $2.7 million change in our NGL revenues for the year ended December 31, 2023. Royalties on oil sales contributed 84% of our mineral and royalty revenues for the year ended December 31, 2023. Royalties on natural gas sales contributed 7% and royalties on NGL sales contributed 9% of our total mineral and royalty revenues for the year ended December 31, 2023.

We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows related to certain of our acquisitions. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Refer to “Note 13 – Derivative Instruments” for further information.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility, and the 2026 Senior Notes prior to their extinguishment, which bears interest at a floating rate. The average annual interest rate incurred on our borrowings under the various debt agreements during the year ended December 31, 2023 was 8.9%. We estimate that an increase of 1.0% in the average interest rate during the year ended December 31, 2023 would have resulted in an approximately $9.8 million increase in interest expense.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements required by this item are included in this Annual Report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework Scope of the Controls Evaluation. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. KPMG, LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

2.3

Contribution Agreement, dated as of June 3, 2018, by and among Royal Resources L.P., Royal Resources GP L.L.C., Nobel Royalties Acquisition Co. LP, Hooks Ranch Holdings LP, DGK ORRI Holdings, LP, DGK ORRI GP LLC, Hooks Holding Company GP, LLC and Osprey Energy Acquisition Corp. (incorporated by reference to Exhibit 2.1 to our predecessor’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

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

4.2

First Amendment to Note Purchase Agreement, dated as of December 29, 2022, by and among Sitio Royalties Operating Partnership, LP, as issuer, the subsidiary guarantors party thereto, the financial institutions from time to time party thereto as holders, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

4.3

Second Amendment to Note Purchase Agreement, dated as of June 13, 2023, by and among Sitio Royalties Operating Partnership, LP, as issuer, the subsidiary guarantors party thereto, the financial institutions from time to time party thereto as holders, and U.S. Bank Trust Company, National Association, as agent for the holders (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2023).

4.4

Indenture, dated as of October 3, 2023, among Sitio Royalties Operating Partnership, LP, Sitio Finance Corp., solely for purposes of Section 4.16(b) therein, Sitio Royalties Corp., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023).

4.5

Warrant Agreement, dated as of July 20, 2017, between Falcon Minerals Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to our predecessor’s Current Report on Form 8-K filed on July 26, 2017).

4.6

Warrant Agreement Assignment, Assumption and Amendment Agreement, dated as of December 29, 2022, among Sitio Royalties Corp., STR Sub Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

4.7

Registration Rights Agreement, dated as of June 14, 2023, by and among Sitio Royalties Corp., Sierra Energy Royalties, LLC and Source Energy Permian II, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023).

4.8

Form of Registration Rights Agreement, dated as of December 29, 2022, by and among Sitio Royalties Corp., STR Sub Inc. and each of the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

4.9

Registration Rights Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Chambers DPM HoldCo, LLC, KMF DPM HoldCo, LLC, Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP, Rock Ridge Royalty Company, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.2 to our predecessor’s Current Report on Form 8-K filed on January 12, 2022).

4.10

Registration Rights Agreement dated as of August 23, 2018 by and among Falcon Minerals Corporation, Royal Resources L.P., Noble Royalties Acquisition Co., L.P., Hooks Ranch Holdings LP, DGK ORRI Holdings, LP, DGK ORRI GP LLC and Hooks Holdings Company GP, LLC (incorporated by reference to Exhibit 4.2 to our predecessor’s Current Report on Form 8-K filed on August 29, 2018).

4.11*	Description of Sitio Royalties Corp.’s registered securities
10.1

Director Designation Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Chambers DPM HoldCo, LLC, KMF DPM HoldCo, LLC, Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP, Rock Ridge Royalty Company, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.3 to our predecessor’s Current Report on Form 8-K filed on January 12, 2022).

10.2

Assignment, Assumption and Amendment of Director Designation Agreement, dated as of December 29, 2022, by and among Sitio Royalties Corp., STR Sub Inc. and certain principal stockholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

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

10.6	Sitio Royalties Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on January 3, 2023).
10.7	Brigham Minerals, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on January 3, 2023).
10.8	Form of DPM HoldCo, LLC Assignment and Allocation Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on January 3, 2023).
10.9†	Sitio Royalties Corp. Severance Plan (incorporated by reference to Exhibit 10.6 our predecessor’s Current Report on Form 8-K filed on June 10, 2022).
10.10†

Form of Restricted Stock Unit Agreement under the Sitio Royalties Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to our predecessor’s Quarterly Report on Form 10-Q filed on August 8, 2022).

10.11†

Form of Performance Stock Unit Agreement under the Sitio Royalties Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to our predecessor’s Quarterly Report on Form 10-Q filed on August 8, 2022).

10.12†

Form of Deferred Share Unit Agreement under the Sitio Royalties Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to our predecessor’s Quarterly Report on Form 10-Q filed on August 8, 2022).

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to our predecessor’s Current Report on Form 8-K filed on June 10, 2022).
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

10.15

First Amendment to Second Amended and Restated Credit Agreement, dated as of June 24, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our predecessor’s Current Report on Form 8-K filed on June 27, 2022).

10.16

Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 8, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our predecessor’s Current Report on Form 8-K filed on July 13, 2022).

10.17

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

10.18

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

10.19#

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

10.20#

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

10.21

Second Amendment to Third Amended and Restated Credit Agreement, dated as of December 20, 2023, by and among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and any other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).

10.22

Credit Agreement, dated as of May 16, 2019, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.13 to Brigham Minerals, Inc.’s Quarterly Report on Form 10-Q filed on May 20, 2019).

10.23

First Amendment to Credit Agreement, dated as of November 7, 2019, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.14 to Brigham Minerals, Inc.’s Annual Report on Form 10-K filed on February 28, 2020).

10.24

Second Amendment to Credit Agreement, dated as of February 25, 2020, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.15 to Brigham Minerals, Inc.’s Annual Report on Form 10-K filed on February 28, 2020).

10.25

Third Amendment to Credit Agreement, dated as of July 7, 2021, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to Brigham Minerals, Inc.’s Current Report on Form 8-K filed on July 9, 2021).

10.26

Fourth Amendment to Credit Agreement, dated as of December 15, 2021, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to Brigham Minerals, Inc.’s Current Report on Form 8-K filed on December 17, 2021).

10.27

Fifth Amendment to Credit Agreement, dated as of June 3, 2022, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 to Brigham Minerals, Inc.’s Current Report on Form 8-K filed on June 8, 2022).

10.28

Sixth Amendment to Credit Agreement, dated as of December 29, 2022, among Brigham Resources, LLC, the financial institutions party thereto, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

10.29

364-Day Bridge Term Loan Agreement, dated as of June 24, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to our predecessor’s Current Report on Form 8-K filed on June 27, 2022).

10.30

First Amendment to 364-Day Bridge Term Loan Agreement, dated as of July 8, 2022, among Sitio Royalties Operating Partnership, LP, as borrower, the lenders party thereto and Bank of America, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to our predecessor’s Current Report on Form 8-K filed on July 13, 2022).

10.31

Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., BX Royal Aggregator LP, Rock Ridge Royalty Company LLC and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.1 to our predecessor’s Current Report on Form 8-K filed on September 12, 2022).

10.32

Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., KMF DPM HoldCo, LLC, Chambers DPM HoldCo, LLC and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.2 to our predecessor’s Current Report on Form 8-K filed on September 12, 2022).

10.33

Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2022).

10.34

Support Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, DPM Holdco, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.1 to our predecessor’s Current Report on Form 8-K filed January 12, 2022).

21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG, LLP.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Sitio Royalties Corp. Clawback Policy
99.1*	Cawley, Gillespie & Associates, Inc. Summary of Reserves of Sitio Royalties Corp. at December 31, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

SITIO ROYALTIES CORP.

Date:	February 29, 2024	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date:	February 29, 2024	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date:	February 29, 2024	By:	/s/ Jim Norris
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

Name	Title	Date

/s/ Christopher L. Conoscenti	Chief Executive Officer	February 29, 2024
Christopher L. Conoscenti	(Principal Executive Officer, Director)

/s/ Carrie L. Osicka	Chief Financial Officer	February 29, 2024
Carrie L. Osicka	(Principal Financial Officer)

/s/ Jim Norris	Vice President – Chief Accounting Officer	February 29, 2024
Jim Norris	(Principal Accounting Officer)

/s/ Noam Lockshin	Director	February 29, 2024
Noam Lockshin

/s/ Alice Gould	Director	February 29, 2024
Alice Gould

/s/ Morris Clark	Director	February 29, 2024
Morris Clark

/s/ Claire Harvey	Director	February 29, 2024
Claire Harvey

/s/ Gayle L. Burleson	Director	February 29, 2024
Gayle L. Burleson

/s/ Jon-Al Duplantier	Director	February 29, 2024
Jon-Al Duplantier

/s/ Richard K. Stoneburner	Director	February 29, 2024
Richard K. Stoneburner

/s/ John R. Sult	Director	February 29, 2024
John R. Sult

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sitio Royalties Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sitio Royalties Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Estimated proved oil and natural gas reserves used in the depletion of proved oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and natural gas producing properties and depletes capitalized costs using the unit-of-production basis over total proved oil and natural gas reserves. The Company had $4,579.3 million of net oil and natural gas properties as of December 31, 2023, and recorded depletion expense of proved oil and natural gas properties of $290.8 million for the year ended December 31, 2023. The Company engages external petroleum engineers to prepare the estimates of proved oil and natural gas reserves.

We identified the assessment of the estimated proved oil and natural gas reserves used in the depletion of proved oil and natural gas properties as a critical audit matter. Complex auditor judgment was required to evaluate the key assumptions used by the Company related to forecasted production and oil and natural gas prices, inclusive of market differentials, because changes to these assumptions could have had a significant impact on the estimated oil and natural gas reserves.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s depletion expense process, including certain controls related to the estimation of proved oil and gas reserves used in the depletion expense calculation. We evaluated (1) the professional qualifications of the lead internal petroleum engineer as well as the engineer assigned to the Company by the external petroleum engineering firm engaged by the Company, (2) the knowledge, skills, and ability of the lead internal petroleum engineer, the engineer assigned to the Company by the external petroleum engineering firm, as well as the external petroleum engineering firm engaged by the Company, and (3) the relationship of the external petroleum engineering firm and the engineer assigned to the Company. We assessed the method used by the Company’s external petroleum engineers to estimate the proved oil and natural gas reserves for consistency with industry and regulatory standards. We compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast and we compared the future forecasted production used by the Company in the current period to historical production. We evaluated the oil and natural gas prices used by the Company’s external petroleum engineers by comparing them to publicly available prices and tested the relevant price differentials by comparing them to historical differentials. We read and considered the findings of the external petroleum engineers engaged by the Company in connection with our evaluation of the Company’s reserve estimates. We analyzed the depletion expense calculation for compliance with regulatory standards and checked the accuracy of the depletion expense calculation.

Accrued oil revenue

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company recognizes oil, natural gas and NGL revenues from its mineral and royalty interests when control of the product is transferred to the customer and the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. As a mineral and royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable, net. The difference between the Company’s estimates of mineral and royalty income and the actual amounts received for oil, natural gas and NGL sales are recorded in the month that the mineral and royalty payment is received from the customer. At December 31, 2023, the Company had accrued revenue and accounts receivable, net of $107.3 million, a portion of which related to accrued oil revenue.

We identified the assessment of accrued oil revenue as a critical audit matter. Complex auditor judgment was required to evaluate the estimated volumes of oil production, as well as the estimated prices the Company expects to receive for the sale of the oil produced, which were used in the Company’s calculation of accrued oil revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s oil revenue accrual process, including controls related to the development of the estimated volumes of oil production and prices that the Company expects to receive for the sale of such volumes. We compared the Company’s historical revenue accruals to actual cash collections to assess the Company’s ability to accurately estimate. We compared the accrued oil revenue recorded by the Company as of December 31, 2023 to cash collected subsequent to year-end and compared a sample of such cash collections to third-party documentation.

We compared the estimated volumes of oil production used in the determination of accrued oil revenue to amounts obtained from the lead internal petroleum engineer. We evaluated the Company’s estimate of prices expected to be received for the sale of the oil produced by developing an expectation of such prices using publicly available market prices and historical differentials.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado

February 29, 2024

Sitio Royalties Corp.

Consolidated Balance Sheets

(In thousands, except par and share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$15,195	$18,818
Accrued revenue and accounts receivable	107,347	142,010
Prepaid assets	12,362	12,489
Derivative asset	19,080	18,874
Total current assets	153,984	192,191

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,698,991	3,244,436
Proved properties	2,377,196	1,926,214
Other property and equipment	3,711	3,421
Accumulated depreciation, depletion, amortization, and impairment	(498,531)	(223,214)
Total property and equipment, net	4,581,367	4,950,857

Long-term assets
Long-term derivative asset	3,440	13,379
Deferred financing costs	11,205	7,082
Operating lease right-of-use asset	5,970	5,679
Other long-term assets	2,835	1,714
Total long-term assets	23,450	27,854

TOTAL ASSETS	$4,758,801	$5,170,902

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$30,050	$21,899
Warrant liability	—	2,950
Operating lease liability	1,725	1,563
Total current liabilities	31,775	26,412

Long-term liabilities
Long-term debt	865,338	938,896
Deferred tax liability	259,870	313,607
Non-current operating lease liability	5,394	5,303
Other long-term liabilities	1,150	89
Total long-term liabilities	1,131,752	1,257,895

Total liabilities	1,163,527	1,284,307

Commitments and contingencies (see Note 16)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 82,451,397 and 80,804,956 shares issued and 82,451,397 and 80,171,951 outstanding at December 31, 2023 and December 31, 2022, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 74,965,217 and 74,347,005 shares issued and 74,939,080 and 74,347,005 outstanding at December 31, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,796,147	1,750,640
Accumulated deficit	(187,738)	(9,203)
Class A Treasury Shares, 0 and 633,005 shares at December 31, 2023 and December 31, 2022, respectively	—	(19,085)
Class C Treasury Shares, 26,137 and 0 shares at December 31, 2023 and December 31, 2022, respectively	(677)	—
Noncontrolling interest	1,987,526	2,164,228
Total equity	3,595,274	3,886,595

TOTAL LIABILITIES AND EQUITY	$4,758,801	$5,170,902

The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Oil, natural gas and natural gas liquids revenues	$574,542	$355,430	$118,548
Lease bonus and other income	18,814	14,182	2,040
Total revenues	593,356	369,612	120,588

Operating expenses:
Management fees to affiliates	—	3,241	7,480
Depreciation, depletion and amortization	291,320	104,511	40,906
General and administrative	49,620	42,299	12,998
Severance and ad valorem taxes	46,939	25,572	6,934
Impairment of oil and gas properties	25,617	—	—
Deferred offering costs write off	—	—	2,396
Loss on sale of oil and gas properties	144,471	—	—
Total operating expenses	557,967	175,623	70,714

Net income from operations	35,389	193,989	49,874

Other income (expense):
Interest expense, net	(93,413)	(35,499)	(1,893)
Change in fair value of warrant liability	2,950	3,662	—
Loss on extinguishment of debt	(21,566)	(11,487)	—
Commodity derivatives gains	15,199	39,037	—
Interest rate derivatives gains	462	110	—
Net income (loss) before taxes	(60,979)	189,812	47,981

Income tax benefit (expense)	14,284	(5,681)	(486)

Net income (loss)	(46,695)	184,131	47,495
Net income attributable to Predecessor	—	(78,104)	(47,495)
Net income attributable to temporary equity	—	(90,377)	—
Net (income) loss attributable to noncontrolling interest	31,159	51	—
Net income (loss) attributable to Class A stockholders	$(15,536)	$15,701	$—

Net income (loss) per Class A common share
Basic	$(0.20)	$1.10	—
Diluted	$(0.20)	$1.10	—

Weighted average Class A common shares outstanding
Basic	81,269	13,723	—
Diluted	81,269	13,723	—

The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(46,695)	$184,131	$47,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	291,320	104,511	40,906
Amortization of deferred financing costs and long-term debt discount	5,534	6,546	440
Share-based compensation	18,867	9,250	—
Change in fair value of warrant liability	(2,950)	(3,662)	—
Loss on extinguishment of debt	21,566	11,487	—
Impairment of oil and gas properties	25,617	—	—
Commodity derivative gains	(15,199)	(39,037)	—
Net cash received for commodity derivative settlements	24,613	7,104	—
Interest rate derivative gains	(462)	(110)	—
Net cash received (paid) for interest rate derivative settlements	781	(209)	—
Loss on sale of oil and gas properties	144,471	—	—
Deferred tax (benefit) expense	(42,946)	1,631	—
Deferred offering cost write off	—	—	2,396
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	33,564	(25,313)	(27,697)
Prepaid assets	19,550	(616)	(97)
Other long-term assets	2,089	(3,652)	—
Accounts payable and accrued expenses	8,810	(88,558)	1,673
Due to affiliates	—	(380)	325
Operating lease liabilities and other long-term liabilities	(1,030)	1,837	488
Net cash provided by operating activities	487,500	164,960	65,929

Cash flows from investing activities:
Acquisition of Falcon, net of cash	—	4,484	—
Acquisition of Brigham, net of cash	—	11,054	—
Predecessor cash not contributed in the Falcon Merger	—	(15,228)	—
Purchases of oil and gas properties, net of post-close adjustments	(170,545)	(557,569)	(38,470)
Proceeds from sale of oil and gas properties	113,298	—	(137)
Other, net	(2,479)	(840)	(136)
Net cash used in investing activities	(59,726)	(558,099)	(38,743)

Cash flows from financing activities:
Borrowings on credit facilities	644,500	348,895	147,000
Repayments on credit facilities	(877,500)	(209,000)	(46,500)
Issuance of 2026 Senior Notes	—	444,500	—
Repayments on 2026 Senior Notes	(438,750)	(11,250)	—
Issuance of 2028 Senior Notes	600,000	—	—
Borrowings on Bridge Loan Facility	—	425,000	—
Repayments on Bridge Loan Facility	—	(425,000)	—
Debt issuance costs	(22,060)	(24,889)	(1,588)
Debt extinguishment costs	(12,176)	—	—
Distributions paid to Temporary Equity	—	(115,375)	—
Distributions to noncontrolling interest	(158,968)	(13,318)	(60,882)
Dividends paid to Class A stockholders	(161,951)	(18,165)	—
Dividend equivalent rights paid	(1,048)	(579)	—
Issuance of equity in consolidated subsidiary	—	—	1,467
Capital contributions	—	—	8,000
Distributions to partners	—	—	(67,500)
Cash paid for taxes related to net settlement of share-based compensation awards	(3,444)	—	—
Deferred initial public offering costs	—	(61)	(2,335)
Other	—	(1,180)	—
Net cash (used in) provided by financing activities	(431,397)	399,578	(22,338)

Net change in cash and cash equivalents	(3,623)	6,439	4,848
Cash and cash equivalents, beginning of period	18,818	12,379	7,531
Cash and cash equivalents, end of period	$15,195	$18,818	$12,379

Supplemental disclosure of non-cash transactions:
Increase (decrease) in current liabilities for additions to property and equipment:	$(12)	$(379)	446
Oil and gas properties acquired through issuance of Class C Common Stock and common units in consolidated subsidiary:	70,740	3,348,216	—
Oil and gas properties acquired through issuance of equity in consolidated subsidiary:	—	—	572,166
Oil and gas properties acquired through deemed distribution in connection with common control transaction:	—	—	37,459
Temporary equity cumulative adjustment to redemption value:	—	706,940	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$9,276	$1,866	$25
Cash paid for interest expense:	77,310	29,030	1,268

The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.

Consolidated Statements of Equity

(In thousands)

	Predecessor Equity		Stockholders’ Equity
			Class A		Class C		Additional		Class A
	Partners’	Noncontrolling	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Noncontrolling	Total
	Capital	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity
Balance at December 31, 2021	$560,622	$502,521	—	$—	—	$—	$—	$—	—	$—	$—	$1,063,143
Net income attributable to Predecessor	39,493	38,611	—	—	—	—	—	—	—	—	—	78,104
Capital distribution	—	(13,318)	—	—	—	—	—	—	—	—	—	(13,318)
Balance prior to Falcon Merger at June 6, 2022	$600,115	$527,814	—	$—	—	$—	$—	$—	—	$—	$—	$1,127,929
Falcon Merger Transaction (effected for 1-for-4 reverse stock split)	(600,115)	(527,814)	12,089	1	71,752	7	352,019	-	-	-	-	(775,902)
Net income attributable to stockholders	—	—	—	—	—	—	—	15,751	—	—	—	15,751
Share-based compensation	—	—	—	—	—	—	7,965	—	—	—	—	7,965
Conversion of Class C Common Stock to Class A Common Stock	—	—	1,361	—	(1,361)	—	34,038	—	—	—	—	34,038
Change in deferred taxes from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	8,211	—	—	—	—	8,211
Dividends to Class A stockholders	—	—	—	—	—	—	—	(18,165)	—	—	—	(18,165)
Dividend equivalent rights paid	—	—	—	—	—	—	—	(579)	—	—	—	(579)
Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	(700,779)	(6,160)	—	—	—	(706,939)
Balance prior to Brigham Merger at December 28, 2022	$—	$—	13,450	$1	70,391	$7	$(298,546)	$(9,153)	—	$—	$—	$(307,691)
Brigham Merger Transaction	—	—	67,334	7	3,956	—	2,049,186	—	(633)	(19,085)	119,293	2,149,401
Reclassification from temporary equity to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2,044,986	2,044,986
Issuance of Class A Common Stock upon vesting of DSUs	—	—	21	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	—	—	—	—	—	—	—	(50)	—	—	(51)	(101)
Balance at December 31, 2022	$—	$—	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	$2,164,228	$3,886,595

	Stockholders’ Equity
	Class A		Class C		Additional		Class A		Class C
	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at December 31, 2022	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income	—	—	—	—	—	(15,536)	—	—	—	—	(31,159)	(46,695)
Share-based compensation	—	—	—	—	16,615	—	—	—	—	—	2,252	18,867
Conversion of Class C Common Stock to Class A Common Stock	2,090	—	(2,090)	—	59,566	—	—	—	—	—	(59,566)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	189	—	—	—	(2,906)	—	—	—	—	—	—	(2,906)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(26)	(677)	—	(677)
Change in deferred taxes from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	(8,683)	—	—	—	—	—	—	(8,683)
Dividends to Class A stockholders	—	—	—	—	—	(161,951)	—	—	—	—	—	(161,951)
Dividend equivalent rights paid	—	—	—	—	—	(1,048)	—	—	—	—	—	(1,048)
Distributions to Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(158,968)	(158,968)
Issuance of Class C Common Stock in connection with acquisition	—	—	2,708	1	—	—	—	—	—	—	70,739	70,740
Cancellation of Treasury Stock	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at December 31, 2023	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Sitio Royalties Corp. (together with its subsidiaries, the “Company” or “Sitio”) was incorporated in Delaware. The Company is focused on large-scale consolidation of high-quality oil and gas mineral and royalty interests across premium basins. The Company’s portfolio is comprised of mineral and royalty interests in the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the DJ Basin in Colorado and Wyoming, and the Williston Basin in North Dakota. The Company also previously held mineral and royalty interests in the SCOOP and STACK plays in the Anadarko Basin in Oklahoma and the Appalachian Basin in Pennsylvania, Ohio and West Virginia, all of which were sold on December 22, 2023.

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

Prior to the effective time of the Falcon Merger (the “Falcon Merger Effective Time”), on June 3, 2022, the Company effected a four-to-one reverse stock split (the “Reverse Stock Split”) for all of the Company’s issued and outstanding shares of common stock and outstanding equity awards. As a result of the Reverse Stock Split, every four shares of the Company’s issued and outstanding Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”), were automatically converted into one share of Class C Common Stock, without any change in the par value per share, and every four shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock” and, together with the Class C Common Stock, the “Common Stock”) were automatically converted into one share of Class A Common Stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Stock Split.

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

Shortly prior to the Closing Date, the Company changed its name from “Falcon Minerals Corporation” to “Sitio Royalties Corp.” Refer to “Note 4 – Falcon Reverse Merger” for further information.

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

Basis of Presentation

These consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position December 31, 2023 and 2022, and its results of operations and cash flows for the years ended December 31, 2023, 2022, and 2021. The company operates in one reportable segment: oil and gas mineral and royalty interests. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Falcon Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), prior to our corporate reorganization. Prior to the Falcon Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical consolidated financial statements. The assets contributed by KMF in the Falcon Merger did not include KMF’s surface rights. The consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022, which include the results of Brigham following December 29, 2022. The consolidated balance sheets December 31, 2023 and 2022 reflect the assets and liabilities of the Company, which include the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) (“KMF Land”) at their historical costs, the assets and liabilities of Falcon Minerals Corporation measured at fair value as of June 7, 2022, and the assets and liabilities of Brigham measured at fair value as of December 29, 2022. Earnings per share is calculated based on the consolidated results of the Company for the periods subsequent to the Falcon Merger. The Company has acquired additional surface rights in connection with multiple acquisitions subsequent to the Falcon Merger. The results of each subsequent acquisition are included in the consolidated company results for the periods following the consummation of such acquisition.

Except as otherwise indicated or required by the context, all references in these notes to financial statements to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Falcon Merger, Desert Peak and its subsidiaries and (ii) for periods subsequent to the closing of the Falcon Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak. All references in these notes to financial statements to “Falcon” refer to Sitio Royalties Corp. and its subsidiaries for periods prior to the Falcon Merger.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and any entities in which the Company owns a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest in the Company’s consolidated financial statements for periods prior to the Falcon Merger represented the ownership interests in a subsidiary of the Predecessor which were owned by outside parties. For the period between the Falcon Merger and the Brigham Merger, interests held in the form of Class C Common Stock and Sitio OpCo Partnership Units were classified as temporary equity. As a result of the Brigham Merger, the holders of Class C Common Stock no longer hold a majority of the voting share outstanding. Consequently, after December 29, 2022, interests held in the form of Class C Common Stock and Sitio OpCo Partnership Units are presented as noncontrolling interest in the consolidated balance sheets. See “Note 10 – Noncontrolling Interest and Temporary Equity” for additional information.

Sitio OpCo was determined to be a variable interest entity for which Sitio is the primary beneficiary, as Sitio has both the power to direct Sitio OpCo and the right to receive benefits from Sitio OpCo. As a result, Sitio consolidates the financial results of Sitio OpCo and its subsidiaries. Sitio conducts substantially all of its business through its consolidated subsidiaries, including Sitio OpCo, which, as of December 31, 2023, is owned approximately 52% by Sitio and approximately 48% by holders of our noncontrolling interests. Sitio has no operations, or material cash flows, assets or liabilities other than its investment in Sitio OpCo. As the sole managing member of Sitio OpCo, Sitio is responsible for all operational, management and administrative decisions related to Sitio OpCo’s business.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This standard is applicable to all public entities, including those with only one reportable segment. The amendments in this standard are effectively for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the standard is required to be applied retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Although the ASU only modifies the Company’s required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses from such investments.

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

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	December 31, 2023	December 31, 2022
Accrued revenue	$104,832	$80,406
Accounts receivable	2,515	61,604
Total accrued revenue and accounts receivable	$107,347	$142,010

Accounts receivable at December 31, 2023 are primarily composed of accrued receivables related to our derivative instruments. Refer to “Note 13 – Derivative Instruments” for more information. Accounts receivable as of December 31, 2022 were primarily composed of accrued revenues acquired in conjunction with the Brigham Merger. The Company routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. The Company did not record any credit losses for the years ended December 31, 2023, 2023, and 2021.

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

Impairment of Oil and Gas Properties

The Company evaluates its producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, the Company compares the expected undiscounted future net cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future net cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future net cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods. The Company recognized an impairment charge of $25.6 million related to its Appalachian Basin proved properties for the year ended December 31, 2023. There was no impairment of proved properties for the years ended December 31, 2022 and 2021.

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks and current and future operator activity in the respective Basins. The Company recognized no impairment of unproved properties for the years ended December 31, 2023, 2022, and 2021.

Other Property and Equipment

Other property and equipment, which includes leasehold improvements, is recorded at cost. Depreciation is calculated using the straight-line method over the shorter of the lease term or the useful lives of the assets. The Company recorded approximately $511,000, $613,000 and $588,000 in depreciation for other property and equipment for the years ended December 31, 2023, 2022 and 2021, respectively.

We evaluate our other property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset that has been placed in service may not be recoverable. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.

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

Derivative Financial Instruments

In order to manage its exposure to oil, natural gas, and NGL price volatility as well as interest rate volatility, the Company may periodically enter into derivative transactions, which may include commodity swap agreements, basis swap agreements, two- and three-way collars, and other similar agreements which help manage the price risk associated with the Company’s production. From time to time, the Company may periodically enter into various interest rate derivative contracts to manage exposures to changes in interest rates from variable rate obligations. These derivatives are not entered into for trading or speculative purposes. To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations. All derivative counterparties are current lenders under Sitio’s Revolving Credit Facility (defined below). Accordingly, the Company is not required to provide any credit support to its derivative counterparties other than cross collateralization with the properties securing the Sitio Revolving Credit Facility.

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

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	December 31, 2023	December 31, 2022
Interest expense	$12,178	$1,377
Ad valorem taxes payable	10,364	9,209
Payable to seller for pre-effective monies	2,268	2,243
General and administrative	1,889	1,931
Payable to buyer for post-effective monies	1,427	—
Other taxes payable	1,592	2,713
Deferred financing costs and debt issuance costs	64	206
Brigham Merger accrued expenses	—	2,878
Accrued prepaids	—	1,330
Other	268	12
Total accounts payable and accrued expenses	$30,050	$21,899

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

Operating lease right-of-use assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using our collateralized incremental borrowing rate based on our debt structure. Certain of our leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that we will exercise that option. In addition to the present value of lease payments, the operating lease right-of-use asset also includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Temporary Equity

Subsequent to the Falcon Merger, the Company accounted for the interests attributable to Class C Common Stock and Sitio OpCo Partnership Units as temporary equity as a result of certain redemption rights held as discussed in “Note 10 – Noncontrolling Interest and Temporary Equity.” As such, the Company adjusted temporary equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. Changes in the redemption value were recognized immediately as they occurred, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to retained earnings or, if a retained deficit, to additional paid-in capital. Temporary equity was reclassified to permanent equity upon conversion of Class C Common Stock (and an equivalent number of Sitio OpCo Partnership Units) or when holders of the Class C Common Stock no longer effectively controlled the Company’s determination of whether to make a cash payment upon the Sitio OpCo Partnership Unit holder’s exercise of its Redemption Right.

As a result of the Brigham Merger on December 29, 2022, the holders of Class C Common Stock no longer held a majority of the voting shares outstanding. Consequently, after December 29, 2022, interest held in the form of Class C Common Stock and Sitio OpCo Partnership Units are presented as noncontrolling interest in the consolidated balance sheets.

See “Note 10 – Noncontrolling Interest and Temporary Equity” for additional information.

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGL, less production taxes and post-production expenses. The prices of oil, natural gas, and NGLs from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGLs produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs.

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

Concentration of Revenue

Collectability of the Company’s royalty revenues is dependent upon the financial condition of the Company’s operators, the entities they sell their products to, as well as general economic conditions in the industry. During the years ended December 31, 2023, 2022, and 2021, the following operators represented 10% or more of total revenues:

	Year Ended December 31,
	2023	2022	2021
Chevron Corporation (NYSE: CVX)	10%	*	*
Callon Petroleum Company (NYSE: CPE)	*	12%	11%
Coterra Energy Inc (NYSE: CTRA)	*	*	12%
Diamondback Energy (NYSE: FANG)	*	*	11%
Oxy USA Inc (NYSE: OXY)	*	*	10%

*Operator did not account for greater than 10% of revenue for the year.

Although the Company is exposed to a concentration of credit risk, the Company does not believe the loss of any single operator or entity would materially impact the Company’s operating results as crude oil, natural gas and NGLs are fungible products with well-established markets and numerous purchasers. If multiple entities were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle the disruption.

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

Merger-Related Transaction Costs

General and administrative expense for the years ended December 31, 2023 and 2022 includes $3.5 million and $16.7 million, respectively, of costs incurred by the Company in connection with the Falcon Merger and the Brigham Merger (defined below). No such expense was recognized for the year ended December 31, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022.

The Company’s ASC 740 balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. As the Company’s ownership interest in Sitio OpCo is 52.4%, only tax attributes allocated to the Company are recorded at this level, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported herein. The Company’s Predecessor was generally not subject to income tax except for the Texas margin tax and certain other state taxes.

3. Brigham Merger

In December 2022, the Company completed the acquisition of approximately 86,500 NRAs in the Delaware and Midland Basin in West Texas and New Mexico, the SCOOP and STACK plays in the Anadarko Basin of Oklahoma, the DJ Basin in Colorado and Wyoming and the Williston Basin in North Dakota from Brigham pursuant to the Brigham Merger. At closing, Former Sitio completed the acquisition of Brigham in an all-stock transaction through: (i) the merger of Brigham Merger Sub with and into Brigham (the “Brigham Sub Merger”), with Brigham surviving the Brigham Sub Merger as a wholly owned subsidiary of New Sitio, (ii) the merger of Sitio Merger Sub with and into Former Sitio (the “Sitio Sub Merger”), with Former Sitio surviving the Sitio Sub Merger as a wholly owned subsidiary of New Sitio, and (iii) the merger of Opco Merger Sub LLC with and into Brigham Opco (the “Opco Merger”), with Brigham OpCo surviving the Opco Merger as a wholly owned subsidiary of Sitio OpCo, in each case on the terms set forth in the Brigham Merger Agreement.

Pursuant to the Brigham Merger Agreement, at closing (A) each share of Brigham’s Class A common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time (as defined in the Brigham Merger Agreement) was converted into 1.133 fully-paid and nonassessable shares of Class A Common Stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class A Common Stock”), (B) each share of Brigham’s Class B common stock, par value $0.01 per share, issued and outstanding immediately prior to the First Effective Time was converted into 1.133 fully-paid and nonassessable shares of Class C Common Stock, par value $0.0001 per share, of New Sitio (the “New Sitio Class C Common Stock”), (C) each share of Class A Common Stock issued and outstanding immediately prior to the First Effective Time was converted into one share of New Sitio Class A Common Stock and (D) each share of Class C Common Stock issued and outstanding immediately prior to the First Effective Time, was converted into one share of New Sitio Class C Common Stock, in each case, excluding shares owned by Sitio, Brigham or any wholly owned subsidiary of Sitio or Brigham and, to the extent applicable, shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the Delaware General Corporation Law (the “DGCL”) and, at the Second Effective Time (as defined in the Brigham Merger Agreement), each Brigham Opco Unit (as defined in the Brigham Merger Agreement) issued and outstanding immediately prior to the Second Effective Time was converted into 1.133 Sitio OpCo Partnership Units. No fractional shares were outstanding following the conversion.

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

Purchase Price Allocation

The Brigham Merger was accounted for as a business combination using the acquisition method, and therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date. The Company completed the determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date. The purchase price allocation was finalized during the year ended December 31, 2023.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed on December 29, 2022, including measurement period adjustments (in thousands):

Brigham fair values:	December 29, 2022	Adjustments	December 31, 2023
Cash	$11,054	$—	$11,054
Accrued revenue and accounts receivable	61,745	3,637	65,382
Prepaid expenses	11,339	20,753	32,092
Unproved oil and gas properties	1,783,162	(41,083)	1,742,079
Proved oil and gas properties	873,050	—	873,050
Property and equipment	200	—	200
Right-of-use asset	3,209	—	3,209
Other assets	1,064	(1,064)	—
Current liabilities	(83,425)	(617)	(84,042)
Long-term debt	(193,000)	—	(193,000)
Long-term operating lease liability	(2,387)	—	(2,387)
Deferred tax liability	(316,571)	19,474	(297,097)
Other long-term liability	(39)	(1,100)	(1,139)
Total consideration and fair value	$2,149,401	$—	$2,149,401

Transaction costs associated with the Brigham Merger incurred for the years ended December 31, 2023 and December 31, 2022 were $2.8 million and $13.3 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our consolidated statements of operations.

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

	Year Ended December 31,
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

4. Falcon Reverse Merger

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford and Appalachian Basin from Falcon Minerals Corporation in the Falcon Merger. See “Note 1 – Description of Business and Basis of Presentation” for additional information.

The following table summarizes the consideration for the Falcon Merger:

Falcon Common Stock — issued and outstanding as of June 7, 2022:	21,935,492
Class A Common Stock price on June 7, 2022	$29.12
Total consideration and fair value	$638,761,527

Purchase Price Allocation

The Falcon Merger was accounted for as a business combination using the acquisition method, and therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date. The Company completed the determination of the fair value attributable to the identifiable assets acquired and liabilities assumed based on the fair value at the acquisition date. The purchase price allocation was finalized during the year ended December 31, 2022.

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

Transaction costs associated with the Falcon Merger incurred for the years ended December 31, 2023 and December 31, 2022 were $705,000 and $3.4 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our consolidated statements of operations.

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

5. Revenue from Contracts with Customers

Oil and natural gas sales

Oil, natural gas and NGL sales revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. All of the Company’s oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company’s contracts with operators are satisfied at a point in time when control transfers to the operator at the wellhead, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. The Company typically receives payment for oil, natural gas and NGL sales within 30 to 90 days of the month of delivery after initial production from the well. Such periods can extend longer due to factors outside of our control. The Company’s leasing contracts with operators are standard industry agreements that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts and other adjustments and deductions, including charges for gathering and transportation.

The disaggregated revenues from sales of oil, natural gas and NGLs for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Crude oil sales	$480,843	$266,179	$84,818
Natural gas sales	41,034	52,380	17,143
NGL sales	52,665	36,871	16,587
Total royalty revenues	$574,542	$355,430	$118,548

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying consolidated balance sheets. The difference between the Company’s estimates of royalty income and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the operator. For the years ended December 31, 2023, 2022, and 2021, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

6. Oil and Natural Gas Properties

The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the DJ Basin in Colorado and Wyoming, and the Williston Basin in North Dakota. The following is a summary of oil and natural gas properties as of December 31, 2023 and 2022 (in thousands):

Oil and natural gas properties:	December 31, 2023	December 31, 2022
Unproved properties	$2,698,991	$3,244,436
Proved properties	2,377,196	1,926,214
Oil and natural gas properties, gross	5,076,187	5,170,650
Accumulated depletion and impairment	(496,879)	(222,072)
Oil and natural gas properties, net	$4,579,308	$4,948,578

As presented in the consolidated statements of cash flows, during the years ended December 31, 2023, 2022, and 2021, the Company paid $170.5 million, $557.6 million, and $38.5 million, respectively, for purchases of oil and gas properties. Additionally, the Company acquired oil and gas properties of $70.7 million and $3.3 billion during the years ended December 31, 2023 and 2022, respectively, through issuance of Class A Common Stock, Class C Common Stock, and Sitio OpCo Partnership Units. During the year ended December 31, 2021, the Company acquired oil and gas properties of $572.2 million in three separate transactions in exchange for equity interests in a subsidiary of the Predecessor. Please see “Note 7 – Acquisitions and Divestitures” for additional information regarding certain of these transactions.

The Company uses the successful efforts method of accounting for its oil and gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $290.8 million, $103.9 million, and $40.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

During the year ended December 31, 2023, the Company recognized an impairment charge of $25.6 million related to its Appalachian Basin proved properties. See “Note 14 – Fair Value Measurement” for additional information. No impairment was recognized for the years ended December 31, 2022 and 2021.

On December 22, 2023, the Company divested all of its mineral and royalty interests in the Appalachian and Anadarko Basins for approximately $113.3 million, net of third-party transaction costs. The assets sold had a carrying value of $257.8 million, resulting in a loss on sale of $144.5 million.

7. Acquisitions and Divestitures

Appalachian and Anadarko Basins Divestiture

In December 2023, the Company divested all of its mineral and royalty interests in the SCOOP and STACK plays in the Anadarko Basin in Oklahoma and the Appalachian Basin in Pennsylvania, Ohio and West Virginia for $113.3 million, net of third-party transaction costs. The proceeds were used to fund repayments on the Sitio Revolving Credit Facility and for general corporate purposes.

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

The Momentum Acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the relative fair values of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets acquired, the Company recorded $74.2 million of the total consideration as unproved oil and gas property and $139.1 million as proved oil and gas property. Additionally, $0.7 million of transaction costs were capitalized related to the Momentum Acquisition during the year ended December 31, 2022.

Foundation Acquisition

In June 2022, the Company completed the acquisition of approximately 19,700 NRAs in the Permian Basin from Foundation Minerals, LLC (“Foundation”) for $320.6 million, net of customary closing adjustments, funded primarily by proceeds from the Bridge Loan Facility, borrowings under the Sitio Revolving Credit Facility, and cash on hand.

The Foundation acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the relative fair values of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets acquired, the Company recorded $189.3 million of the total consideration as unproved oil and gas property and $131.3 million as proved oil and gas property. Additionally, $0.8 million of transaction costs were capitalized related to the transaction during the year ended December 31, 2022.

Falcon Acquisition

In June 2022, the Company completed the acquisition of approximately 34,000 NRAs in the Eagle Ford and Appalachian Basin from Falcon in a reverse merger. Refer to “Note 4 – Falcon Reverse Merger” for further information.

Source Acquisition

In August 2021, the Predecessor completed the acquisition of approximately 25,000 NRAs in the Midland and Delaware Basins from Source Energy Leasehold, LP (“Source”) and Permian Mineral Acquisitions, LP (“PMA”). At closing, subject to the terms and conditions of the transaction agreement, Source and PMA contributed their mineral and royalty interests to the Predecessor and in consideration for the contribution, Kimmeridge affiliates caused DPM HoldCo (a subsidiary of the Predecessor) to issue equity interests in DPM HoldCo to Source for total consideration of $252.9 million.

The Source acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the relative fair values of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets acquired, the Predecessor recorded $183.2 million of the total consideration as unproved oil and gas property and $69.7 million as proved oil and gas property. Additionally, $3.5 million of transaction costs were capitalized related to the transaction during the year ended December 31, 2021.

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

The Rock Ridge acquisition was accounted for as an asset acquisition and, therefore, the acquired interests were recorded based on the relative fair values of the total assets acquired on the acquisition date. Based on the estimated fair values of the assets acquired, the Predecessor recorded $190.3 million of the total consideration as unproved oil and gas property and $68.3 million as proved oil and gas property. Additionally, $1.1 million of transaction costs were capitalized related to the transaction during the year ended December 31, 2021.

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

The Chambers Acquisition was accounted for as an asset acquisition. The Chambers Acquisition was also accounted for as a transaction between entities under common control; the controlling ownership and management of the general partner of Fund V and the general partner of the Predecessor had significant overlap, including responsibility for the management, control, and direction of the business affairs of the respective entities. As the Predecessor and Fund V were entities under common control, the Predecessor recorded the acquisition utilizing the properties’ net book value. The properties acquired by the Predecessor had a historical net book value to Fund V at the time of sale of approximately $60.6 million ($45.3 million was allocated to unproved property and $15.3 million was allocated to proved property). Accordingly, the $37.5 million excess of the fair value of the properties above their net book value was recorded as a decrease to the Predecessor’s partners’ capital at the date of the transaction. Refer to “Note 17 – Related Party Transactions” for further discussion.

8. Debt

The following is a summary of long term debt as of December 31, 2023 and 2022, (in thousands):

	As of December 31,
	2023	2022
Revolving Credit Facility	$277,000	$510,000
2026 Senior Notes	—	438,750
Less: Unamortized discount and issuance costs	—	(9,854)
2028 Senior Notes	600,000	—
Less: Unamortized issuance costs	(11,662)	—
Total long term debt	$865,338	$938,896

Sitio Revolving Credit Facility

As of December 31, 2023, the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) as determined by the lenders was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $277.0 million. As of December 31, 2022, the Sitio Borrowing Base was $300.0 million as determined by the lenders and the outstanding balance under the Sitio Revolving Credit Facility was $250.0 million.

The Sitio Revolving Credit Facility bears interest at a rate per annum equal to, at our option, an adjusted Term SOFR rate or a base rate, plus an applicable margin and credit spread adjustment. The applicable margin is based on utilization of the Sitio Revolving Credit Facility and ranges from (a) in the case of adjusted base rate loans, 1.500% to 2.500% and (b) in the case of Term SOFR rate loans and letters of credit, from 2.500% to 3.500%. The credit spread adjustment for Term SOFR rate loans ranges from 0.100% to 0.250% depending on the applicable interest rate period. Sitio OpCo may elect an interest period of one, three or six months. Interest is payable in arrears at the end of each interest period, but no less frequently than quarterly. A commitment fee is payable quarterly in arrears on the daily undrawn available commitments under the Sitio Revolving Credit Facility in an amount ranging from 0.375% to 0.500% based on utilization of the Sitio Revolving Credit Facility. The Sitio Revolving Credit Facility is subject to other customary fees, interest, and expense reimbursement provisions.

As of December 31, 2023 and 2022, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.21% and 7.62%, respectively. As of December 31, 2023 and 2022, the Company had unamortized debt issuance costs of $11.2 million and $6.0 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $2.9 million, $1.2 million, and $440,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023 and the First Amendment to the Sitio Revolving Credit Facility (as defined below) in September 2023, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such, $1.5 million of previously capitalized deferred financing costs were written off to Loss on debt extinguishment during the year ended December 31, 2023.

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

The Sitio Revolving Credit Facility is subject to a borrowing base established by the lenders to reflect the loan value of our oil and gas mineral interests. The borrowing base under the Sitio Revolving Credit Facility is redetermined by the lenders on a semi-annual basis. Additionally, lenders holding two-thirds of the aggregate commitments are able to request one additional redetermination between regularly scheduled redeterminations. Sitio OpCo could also request one additional redetermination between regularly scheduled redeterminations and may request additional redeterminations as appropriate after significant acquisitions of oil and gas properties. The borrowing base is subject to adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of certain additional indebtedness. The Sitio Revolving Credit Facility is collateralized by substantially all of the assets of Sitio OpCo and its restricted subsidiaries.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Credit Agreement requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million for purposes of the calculation of total net funded debt. EBITDA for the period ending on December 31, 2023 is calculated as EBITDA for the period beginning on January 1, 2023 and ending on December 31, 2023, as adjusted for material acquisitions and dispositions completed during the reference period. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at December 31, 2023 and 2022.

First Amended and Restated Credit Agreement

In October 2021, KMF Land, as borrower and Desert Peak, as parent, entered into the Amended and Restated Credit Agreement (the “Predecessor Credit Agreement”) with a syndicate of banks led by Bank of America, N.A. as Administrative Agent, Issuing Bank and Syndication Agent, pursuant to which the lenders thereunder made loans and extensions of credit to the borrower thereunder (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Revolving Credit Facility”).

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

Second Amended and Restated Credit Agreement

Upon closing of the Falcon Merger on June 7, 2022, the Predecessor Credit Agreement was amended, restated, and refinanced in its entirety pursuant to the Second Amended and Restated Credit Agreement (as amended, the “RBL Credit Agreement”), led by Bank of America, N.A. as Administrative Agent, Issuing Bank and Syndication Agent. Pursuant to the terms and conditions of the RBL Credit Agreement, the lenders committed to provide a senior secured revolving credit facility to Sitio OpCo in an aggregate principal amount of up to $750.0 million.

First Amendment to Second Amended and Restated Credit Agreement

On June 24, 2022, Sitio OpCo and the other guarantors party thereto entered into the First Amendment to Credit Agreement (the “Sitio RBL First Amendment”). The Sitio RBL First Amendment, among other things, amended the RBL Credit Agreement to permit the borrowings under the Bridge Loan Agreement (as defined below) and permitted the transactions contemplated by the Bridge Loan

Agreement and the Foundation acquisition described in “Note 7 – Acquisitions and Divestitures.” The Sitio RBL First Amendment waived the borrowing base reduction that would otherwise apply to the incurrence of permitted additional debt up to an aggregate amount of $400.0 million incurred prior to the next borrowing base redetermination.

Second Amendment to Second Amended and Restated Credit Agreement

On July 8, 2022, Sitio OpCo and the other guarantors party thereto entered into the Second Amendment to Credit Agreement (the “Sitio RBL Second Amendment”), pursuant to which the RBL Credit Agreement was amended to permit the additional borrowings under the Bridge First Amendment (as defined below) and permit the transactions contemplated by the Bridge First Amendment. The Sitio RBL Second Amendment waived the borrowing base reduction that would otherwise apply to the incurrence of Permitted Additional Debt (as defined in the Sitio RBL Second Amendment) for an additional amount of $50.0 million, up to an aggregate amount of $450.0 million, if incurred within 30 days of the closing of the Sitio RBL Second Amendment to fund a portion of the purchase price of the Momentum Acquisition described in “Note 7 – Acquisitions and Divestitures.”

Third Amendment to Second Amended and Restated Credit Agreement

On September 21, 2022, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to Credit Agreement, pursuant to which the RBL Credit Agreement was amended to permit the issuance of the 2026 Senior Notes (as defined below) and the transactions contemplated by the Note Purchase Agreement (as defined below).

Fourth Amendment to Second Amended and Restated Credit Agreement

On December 29, 2022, Sitio OpCo and the guarantors party thereto entered into the Fourth Amendment to Credit Agreement, pursuant to which, among other things, the RBL Credit Agreement was amended to (i) permit the consummation of, and the transactions contemplated by, the Brigham Merger, (ii) reaffirm the borrowing base under the RBL Credit Agreement at $300.0 million, (iii) designate certain subsidiaries of Brigham as unrestricted subsidiaries (the “Brigham Unrestricted Subsidiaries”), (iv) require that the Brigham Unrestricted Subsidiaries become restricted subsidiaries under the RBL Credit Agreement on or before June 30, 2023 and (v) include restrictions on the amount of debt that can be incurred by the Brigham Unrestricted Subsidiaries before they are designated as restricted subsidiaries under the RBL Credit Agreement.

Third Amended and Restated Credit Agreement

On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Credit Agreement”) among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the lenders and other financial institutions from time to time party thereto (the “Lenders”), which amended, restated and refinanced in its entirety the RBL Credit Agreement. The availability under the Sitio Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of Lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of February 3, 2023, the Sitio Credit Agreement had a $750.0 million borrowing base and $750.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Sitio Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million.

First Amendment to Third Amended and Restated Credit Agreement

On September 22, 2023, Sitio OpCo and the guarantors party thereto entered into the First Amendment to Third Amended and Restated Credit Agreement (“First Amendment to the Sitio Revolving Credit Facility”), pursuant to which the borrowing base and the sum of the aggregate elected commitments under the Sitio Credit Agreement were each increased to $850.0 million.

Second Amendment to Third Amended and Restated Credit Agreement

On December 20, 2023, Sitio OpCo and the other guarantors party thereto entered into the Second Amendment to Third Amended and Restated Credit Agreement, pursuant to which the Sitio Credit Agreement was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about November 1, 2023 by reaffirming the borrowing base at $850.0 million, (ii) document the exclusion of certain assets from the borrowing base properties solely for purposes of the borrowing base redetermination described in the foregoing clause (i), (iii) amend certain dates applicable to the semi-annual redetermination of the borrowing base and (iv) amend certain other terms of the Sitio Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.

Brigham Revolving Credit Facility

In conjunction with the closing of the Brigham Merger, the Company assumed the credit facility evidenced by that certain Credit Agreement, led by Wells Fargo Bank, N.A. as Administrative Agent, Letter of Credit Issuer, Sole Lead Arranger and Bookrunner, pursuant to which the lenders thereunder provided a senior secured revolving credit facility to Brigham Resources, LLC in an aggregate principal amount of up to $500.0 million (as amended, the “Brigham Revolving Credit Facility”). As of December 31, 2022 the outstanding balance under the Brigham Revolving Credit Facility was $260.0 million. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023, the Brigham Revolving Credit Facility was paid off and refinanced in full, and all obligations arising under the Brigham Revolving Credit Facility were terminated.

2028 Senior Notes

On October 3, 2023, Sitio OpCo and Sitio Finance Corp., a Delaware corporation (“Finance Corp.” and, together with Sitio OpCo, the “Issuers”) issued and sold $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem the 2026 Senior Notes in full, inclusive of a redemption premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.

The 2028 Senior Notes are governed by the indenture, dated as of October 3, 2023 (the “Indenture”), by and among the Issuers, solely for purposes of Section 4.16(b) therein, the Company, the guarantors named therein and Citibank, N.A., as trustee (the “Trustee”). The 2028 Senior Notes are senior unsecured obligations of the Issuers, and are fully and unconditionally guaranteed on a senior unsecured basis by all of Sitio OpCo’s subsidiaries, other than Sitio Finance Corp. The 2028 Senior Notes will mature on November 1, 2028 and bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

At any time prior to November 1, 2025, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 2028 Senior Notes (including any additional notes issued under the Indenture) at a redemption price equal to 107.875% of the principal amount of the 2028 Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with an amount of cash not greater than the net cash proceeds of certain equity offerings, if at least 65% of the aggregate principal amount of the 2028 Senior Notes originally issued on the Issue Date (as defined in the Indenture) remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. At any time prior to November 1, 2025, the Issuers may, on any one or more occasions, redeem all or a part of the 2028 Senior Notes at a redemption price equal to 100% of the principal amount of the 2028 Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture) as of, and accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

If Sitio OpCo experiences certain kinds of changes of control (and, in some cases, followed by a ratings decline), each holder of 2028 Senior Notes may have the right to require the Issuers to repurchase all or any part of such holder’s 2028 Senior Notes at 101% of the aggregate principal amount of the 2028 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

As of December 31, 2023, the Company had $600.0 million of 2028 Senior Notes outstanding. As of December 31, 2023, the Company had unamortized debt issuance costs of $11.7 million in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the year ended December 31, 2023, the Company recognized $474,000 of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the years ended December 31, 2022 and 2021.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain institutional investors as holders (the “Holders”) and U.S. Bank Trust Company, National Association, as agent for the Holders.

Pursuant to the Note Purchase Agreement, Sitio OpCo issued senior unsecured notes to the Holders in an aggregate principal amount of $450.0 million (the “2026 Senior Notes”) at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility (as defined below) with the remainder used for general corporate purposes. On October 3, 2023, the Company redeemed all of the outstanding 2026 Senior Notes. Upon redemption of the 2026 Senior Notes, the Company recognized a loss on extinguishment of debt of $20.1 million, associated with unamortized discount and debt issuance costs and other fees incurred in connection with the redemption.

For the years ended December 31, 2023 and 2022 the Company recognized $2.2 million and $342,000, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the Note Purchase Agreement. No such expense was recognized for the year ended December 31, 2021. For the years ended December 31, 2023 and 2022, the weighted average interest rate related to our borrowings under the 2026 Senior Notes was 10.58% and 8.62%, respectively.

Bridge Loan Facility

On June 24, 2022, Sitio OpCo, as borrower, entered into an unsecured 364-Day Bridge Loan Agreement with Bank of America, N.A. as Administrative Agent for the lenders party thereto, BofA Securities, Inc., as joint lead arranger and sole bookrunner, and Barclays Bank PLC and KeyBank National Association, as joint lead arrangers (the “Bridge Loan Agreement”). The Bridge Loan Agreement was amended on July 8, 2022 (the “Bridge First Amendment”) to provide for additional delayed draw term loan commitment.

The Bridge Loan Agreement and Bridge First Amendment provided for a 364-day term loan credit facility (the “Bridge Loan Facility”) in the aggregate principal amount of $425.0 million. The Bridge Loan Facility was fully repaid and extinguished on September 21, 2022 using proceeds from the issuance of the 2026 Senior Notes. Upon the closure of the Bridge Loan Facility, the Company recognized a loss on extinguishment of debt of $11.5 million associated with unamortized debt issuance costs and other fees incurred in connection with the payoff.

For year ended December 31, 2022, the Company recognized $3.4 million of interest expense related to the amortization of issuance costs under the Bridge Loan Agreement. No such expense was recognized for the years ended December 31, 2023 or 2021.

9. Equity

Class A Common Stock

The Company had 82,451,397 shares of its Class A Common Stock outstanding as of December 31, 2023. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s Board.

Class C Common Stock

The Company had 74,939,080 shares of its Class C Common Stock outstanding as of December 31, 2023. Shares of Class C Common Stock are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the year ended December 31, 2023, 2,090,278 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.

Treasury Shares

As of December 31, 2022, the Company held in treasury 633,005 shares of its Class A Common stock. The shares were repurchased by Brigham in 2020 and contributed to New Sitio as part of the Brigham Merger consideration. The treasury shares were recorded at a price of $30.15 per share upon contribution. During the year ended December 31, 2023, the Company canceled all 633,005 shares of its Class A Common Stock held in treasury. As of December 31, 2023, no shares of Class A Common Stock were held in treasury.

During the year ended December 31, 2023, 26,137 shares of Class C Common Stock and a corresponding number of Sitio OpCo Units were withheld for income taxes upon vesting of Sitio OpCo Restricted Stock Awards and the income taxes were paid by the Company. The Company transferred the shares of Class C Common Stock to treasury. The treasury shares were recorded at a price of $25.92 upon repurchase by the Company, reflective of the economic value of Sitio OpCo Restricted Stock Awards that were withheld upon vesting. See “Note 11 – Share-Based Compensation” for additional information regarding these awards. As of December 31, 2023, 26,137 shares of Class C Common Stock were held in treasury.

Cash Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Class A stockholders	$(15,536)	$15,701	$—
Less: Earnings allocated to participating securities	(1,049)	(579)	—
Net income (loss) attributable to Class A stockholders - basic	$(16,585)	$15,122	$—
Plus: net income attributable to temporary equity	$—	$90,377
Plus: net income (loss) attributable to noncontrolling interest	(31,159)	(51)
Net income (loss) attributable to Class A stockholders - diluted	$(47,744)	$105,448	$—
Denominator:
Weighted average shares outstanding - basic	81,269	13,723
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	81,269	13,723

Net income (loss) per common share - basic	$(0.20)	$1.10
Net income (loss) per common share - diluted	$(0.20)	$1.10

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Warrants	3,406	5,312
Unvested share-based compensation awards	879	302
Shares of Class C Common Stock if converted	74,731	71,146
Total	79,016	76,760

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of December 31, 2023.

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

Partners’ Capital and Distributions

As of December 31, 2023 and 2022, as a result of the Falcon Merger, the Company no longer had any Partners’ Capital, which related to the our Predecessor’s equity. In June 2022 prior to the Falcon Merger, DPM HoldCo distributed $13.3 million to its outside owners, including $1.9 million to an affiliate Kimmeridge fund.

10. Noncontrolling Interest and Temporary Equity

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

Temporary Equity

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

Noncontrolling Interest

Noncontrolling interest as of December 31, 2023 represents the 47.6% economic interest of the units of Sitio OpCo not owned by Sitio in the consolidated balance sheets. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units.

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

For the year ended December 31, 2023, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

Noncontrolling Interest
Balance – December 31, 2022	$2,164,228
Net income	(31,159)
Share-based compensation	2,252
Conversion of Class C Common Stock to Class A Common Stock	(59,566)
Distributions to noncontrolling interest	(158,968)
Issuance of Class C Common Stock in connection with acquisition	70,739
Balance – December 31, 2023	$1,987,526

11. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of December 31, 2023, a total of 6,745,940 shares of Class A Common Stock remain available for future grant under the Plan.

Share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the years ended December 31, 2023, 2022, and 2021, in thousands.

	Year Ended December 31,
	2023	2022	2021

RSUs	$6,606	$4,463	$—
PSUs	7,646	2,223	—
DSUs	2,014	1,277	—
Sitio OpCo Restricted Stock Awards	2,252	1,284	—
RSUs Converted in the Brigham Merger	246	2	—
PSUs Converted in the Brigham Merger	103	1	—
Total	$18,867	$9,250	$—

For the years ended December 31, 2023 and 2022, the Company paid $1.0 million and $579,000 related to DERs, respectively. For the year ended December 31, 2021, no DERs were paid.

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

The Company has granted RSUs to certain executive officers and employees, which represent the right to receive shares of Class A Common Stock at the end of the service periods in an amount equal to the number of RSUs that vest. The RSUs issued to employees generally vest in one-third increments over a three-year period. RSUs are subject to forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests.

The following table summarizes activity related to unvested RSUs for the year ended December 31, 2023.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	446,128	$29.11
Granted	324,636	24.03
Forfeited	(13,000)	26.37
Vested	(289,652)	28.99
Unvested at December 31, 2023	468,112	$25.65

As of December 31, 2023, there was approximately $9.3 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table summarizes activity related to unvested DSUs for the year ended December 31, 2023.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	41,724	$29.12
Granted	93,680	25.38
Forfeited	—	—
Vested	(41,724)	29.12
Unvested at December 31, 2023	93,680	$25.38

As of December 31, 2023, there was approximately $890,000 of unamortized equity-based compensation expense related to unvested DSUs. That expense is expected to be recognized over a weighted average period of 0.4 years.

Performance Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue performance stock units (“PSUs”) to eligible executives and employees. The PSUs are eligible to be earned based on achievement of certain pre-established goals for annualized absolute Total Shareholder Return (“TSR”) over a three-year performance period.

The performance targets associated with the PSU awards are outlined below:

	Annualized Absolute TSR Goal	Percentage of Target PSUs Earned
Base of Range	Less than 0%	0%
Threshold	0%	50%
Target	10%	100%
Maximum	20%	200%

For purposes of determining our annualized absolute TSR over the performance period, the beginning stock price is based on our 20-day volume weighted average stock price beginning on the applicable grant date or a date specified in the award agreement. The ending price is generally based on the 20-day volume weighted average stock price ending on the last day of the performance period. PSU payouts for results that fall in between a stated threshold will be interpolated linearly.

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

The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2022	67.23% - 67.30%	2.89% - 4.18%	0.00%
2023	43.57% - 52.71%	3.97% - 4.60%	0.00%

The following table summarizes activity related to unvested PSUs for the year ended December 31, 2023.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	308,953	$39.12
Granted	521,235	25.90
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2023	830,188	$30.82

As of December 31, 2023, there was approximately $15.7 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units Converted in the Brigham Merger

In connection with the Brigham Merger, several legacy Brigham employees joined Sitio. Legacy Brigham RSUs held by such legacy Brigham employees were converted to Sitio RSUs at an exchange ratio of 1.133 Sitio RSUs for each Brigham RSU. These RSUs retain the original vesting schedules of the Brigham RSUs, which vest in one-third increments on the anniversaries of the original grant dates of the Brigham RSUs. The Company estimated the fair value of the RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the year ended December 31, 2023.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	21,279	$30.15
Granted	—	—
Forfeited	(3,147)	30.15
Vested	(7,092)	30.15
Unvested at December 31, 2023	11,040	$30.15

As of December 31, 2023, there was approximately $300,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger. That expense is expected to be recognized over a weighted average period of approximately 1.2 years.

Performance Stock Units Converted in the Brigham Merger

Brigham PSUs held by legacy Brigham employees who joined Sitio were converted to Sitio PSUs at an exchange ratio of 1.133 Sitio PSUs for each Brigham PSU. The converted PSUs retain and carry over the remainder of the initial vesting periods. The performance targets associated with the Brigham PSUs were deemed to have been achieved at 200% as of the date of the Brigham Merger. Because all performance targets were achieved prior to conversion and the number of Class A Common Shares to be issued upon satisfaction of the service requirements is known, the Company estimated the fair value of the converted PSUs as the closing price of the Company’s Class A Common Stock on the grant date of the awards, which is expensed over the applicable service period.

The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the year ended December 31, 2023.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	10,786	$30.15
Granted	—	—
Forfeited	(3,148)	30.15
Vested	—	—
Unvested at December 31, 2023	7,638	$30.15

As of December 31, 2023, there was approximately $126,000 of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.2 years.

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

The following table summarizes activity related to unvested Sitio OpCo RSAs for the year ended December 31, 2022.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2023	309,527	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Unvested at December 31, 2023	232,145	$29.12

As of December 31, 2023, there was approximately $5.5 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs. That expense is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Due to certain circumstances that could have required the Company to settle the warrants in cash, the warrants were classified as derivative liabilities, as opposed to an equity contract. Therefore, the warrants were recorded at fair value at the time of the Falcon Merger and were remeasured at each reporting period with the change in fair value recorded in the consolidated statements of operations. The fair value of the warrants as of December 31, 2022 was $3.0 million. The Company recorded a gain of $3.7 million during the year ended December 31, 2022 related to the change in fair value of the warrants from the date of the Falcon Merger to December 31, 2022. The Company recorded a gain of $3.0 million during the year ended December 31, 2023 related to the expiration of the warrants.

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

The Company’s oil and gas swap contracts as of December 31, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
January 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
January 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of December 31, 2023 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
January 2024 - December 2024	11,400	$4.00	$7.24
January 2025 - June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of December 31, 2023 or 2022.

Interest Rate Derivatives

In November 2022, the Company entered into an interest rate swap agreement for an initial notional amount of $225.0 million. The interest rate swap term expired on December 31, 2023. The interest rate swap managed exposure to changes in interest rates from variable rate obligations related to the 2026 Senior Notes. The Company’s interest rate derivative contract was not designated as a hedge for accounting purposes; therefore, all gains and losses on interest rate derivatives are recognized in the Company’s statements of operations. The interest rate swap was not entered into for trading or speculative purposes.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

		December 31, 2023	December 31, 2022
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$19,080	$18,555
Interest rate contracts	Current assets	—	319
Commodity contracts	Long-term assets	3,440	13,379
Total asset derivatives		$22,520	$32,253

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$22,520	$32,253

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the consolidated balances sheet (in thousands):

	December 31, 2023			December 31, 2022
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$23,401	$(881)	$22,520	$36,813	$(4,879)	$31,934
Interest rate derivative assets	—	—	—	319	—	319
Commodity derivative liabilities	(881)	881	—	(4,879)	4,879	—

The following table is a summary of derivative gains and losses, and where such values are recorded in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		Year Ended December 31,
	Statement of income location	2023	2022	2021
Commodity derivative gains	Other income	$15,199	$39,037	$—
Interest rate derivative gains	Other income	$462	$110	$—

The fair values of commodity derivative instruments and interest rate derivative instruments were determined using Level 2 inputs.

Credit Risk in Derivative Instruments

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All commodity derivative counterparties are current lenders under the Sitio Revolving Credit Facility. Accordingly, the Company is not required to provide any credit support to its derivative counterparties other than cross collateralization with the properties securing the Sitio Revolving Credit Facility. The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. The Company has set-off provisions with its lenders that, in the event of counterparty default, allow the Company to set-off amounts owed under the Sitio Revolving Credit Facility or other general obligations against amounts owed to the Company for derivative contract assets.

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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. During the year ended December 31, 2023, the Company identified an impairment indicator related to its proved oil and gas properties in the Appalachian Basin which indicated the carrying value of the assets exceeded the estimated future undiscounted cash flows. The Company determined the fair value of such proved oil and gas properties based on estimates of future proved reserves, future commodity prices, and future production volumes, and applied a discount rate commensurate with the assets to determine the estimated fair value. As a result, for the year ended December 31, 2023, the Company recognized impairment expense of $25.6 million related to its proved oil and gas properties in the Appalachian Basin. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the undiscounted future net cash flows attributable to our proved oil and gas properties, we may continue to incur proved property impairments in future periods in other basins. No impairment of proved properties was recognized for the years ended December 31, 2022 and 2021.

The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. See “Note 13 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

The carrying values of cash, accrued revenue, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2). The fair value of debt outstanding pursuant to our 2028 Senior Notes was $621.5 million as of December 31, 2023 based on quoted prices for markets that are not active (Level 2). The carrying amount of debt outstanding pursuant to our 2026 Senior Notes as of December 31, 2022 approximated fair value as the borrowings bore interest at variable rates which were reflective of market rates (Level 2).

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

Mineral assets not acquired through a business combination are measured at fair value on a nonrecurring basis on the acquisition date. The original purchase price of mineral assets is allocated between proved and unproved properties based on the estimated relative fair values. Inputs used to determine such fair values are primarily based upon internally-developed engineering and geology models, publicly-available drilling disclosures, a risk-adjusted discount rate, and publicly-available data regarding mineral transactions consummated by other buyers and sellers (Level 3).

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

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2023 and 2022, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.

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

The effective combined U.S. federal and state income tax rate for the years ended December 31, 2023, 2022, and 2021 was 23%, 3%, and 1%, respectively. The Company recognized an income tax benefit of $14.3 million and income tax expense of $5.7 million and $486,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Total income tax expense for the years ended December 31, 2023, 2022, and 2021 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income or loss for those periods principally because of the Company’s noncontrolling interest and temporary equity, as well as the fact that the Predecessor was not subject to U.S. federal income taxes.

The components of the income tax provision were as follows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Federal income tax expense (benefit)
Current	$25,753	$2,343	$—
Deferred	(40,822)	1,631	—
State income tax expense (benefit)
Current	$2,909	$1,707	$486
Deferred	(2,124)	—	—
Total income tax (benefit) expense	$(14,284)	$5,681	$486

The effective tax rate on pre-tax income differs from the Federal statutory rate of 21% for the years ended December 31, 2023, 2022 and 2021 due to the following:

	Years Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$(60,979)	$189,812	$47,981

Income tax (benefit) expense at Federal statutory rate	$(12,806)	$39,861	$10,076
Income attributable to predecessor	—	(16,536)	(10,076)
Income attributable to noncontrolling interests and temporary equity	7,346	(19,154)	—
Overpayment of 2022 Federal income taxes	(6,956)	—	—
Return to provision adjustments(1)	(1,694)	—	—
Warrant liability adjustment	(619)	(769)	—
Non-deductible transaction costs	239	452	—
State taxes, net of federal benefit	(270)	1,707	486
Other, net	476	120	—
Income tax (benefit) expense	$(14,284)	$5,681	$486
(1)
During the year ended December 31, 2023, the Company recognized a tax benefit of $1.7 million due to a change in estimate of deductible transaction costs after the completion of a transaction cost analysis prior to filing the tax return for the year ended December 31, 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	2023	2022	2021
Deferred tax assets:
Outside basis in Sitio OpCo	$—	$—	$—
Total deferred tax assets:	$—	$—	$—
Deferred tax liabilities:
Federal outside basis in Sitio OpCo	$247,140	$297,795	$—
State outside basis in Sitio OpCo	12,730	15,812	—
Total deferred tax liabilities	$259,870	$313,607	$—
Net deferred tax assets (liabilities)	$(259,870)	$(313,607)	$—

During the year ended December 31, 2023, measurement period adjustments for the Brigham Merger purchase price allocation resulted in a decrease to deferred tax liabilities of $19.5 million.

There were no deferred tax assets or liabilities for the Company prior to the closing of the Falcon Merger.

The 2020 through 2023 tax years remain open to examination by the tax jurisdictions in which the Company is subject to tax. In some instances, state statute of limitations are longer than those prescribed by United States Federal tax law.

As of December 31, 2023, the Company has not recorded a reserve for any uncertain tax positions.

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

17. Related Party Transactions

The Predecessor was founded by Kimmeridge Energy Management Company, LLC (collectively with its affiliates, “Kimmeridge” or the “Manager”).

Sierra Acquisition

On June 14, 2023, the Company and Sitio OpCo issued 2,508,490 shares of Class C Common Stock and 2,508,490 Sitio OpCo Partnership Units to Source Energy Permian II, LLC and Sierra Energy Royalties, LLC, in exchange for certain mineral and royalty interests. Source Energy Permian II, LLC and Sierra Energy Royalties, LLC are members of the Source Stockholders. Based on the latest available information filed with the SEC by the Source Stockholders and certain of their affiliates, the Source Stockholders and certain of their affiliates collectively beneficially own more than five percent of the Company’s outstanding shares of Common Stock.

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

Predecessor Management Fees

The Predecessor entered into a management services arrangement with the Manager. For the years ended December 31, 2022 and 2021, the Manager earned and was paid approximately $3.2 million and $7.5 million in management fees relating to management services, respectively. This arrangement terminated in connection with the Falcon Merger and no such fees were paid for the year ended December 31, 2023.

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

From time to time, the Predecessor reimbursed Kimmeridge Operations and the Manager for general and administrative expenses. Kimmeridge Operations staff performed land and administrative services on behalf of the Predecessor and the Predecessor reimbursed the Manager for investment and expenses pre-funded on behalf of the Predecessor. For the years ended December 31, 2022 and 2021, the Predecessor reimbursed approximately $74,000 and $8.8 million, respectively, related to these services. As of December 31, 2022 and 2023 there were no amounts due to Kimmeridge Operations or the Manager. As of December 31, 2021, approximately $142,000 was due to the Manager.

18. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Cash Dividends

On February 28, 2024, the Company declared a cash dividend of $0.51 per share of Class A Common Stock with respect to the fourth quarter of 2023. The dividend is payable on March 28, 2024 to the stockholders of record at the close of business on March 15, 2024.

Share Repurchase Program

On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A common stock and OpCo Units.The shares may be repurchased from time to time through various methods including but not limited to in the open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Exchange Act. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.

19. Supplemental Oil and Gas Information (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows (in thousands):

	December 31, 2023	December 31, 2022
Oil and natural gas interests:
Unproved	$2,698,991	$3,244,436
Proved	2,377,196	1,926,214
Total oil and natural gas interests	5,076,187	5,170,650
Accumulated depletion and impairment	(496,879)	(222,072)
Net oil and natural gas interests capitalized	$4,579,308	$4,948,578

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Acquisition costs
Unproved properties	$76,863	$283,341
Proved properties	93,682	274,228
Total	$170,545	$557,569

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

	Years Ended December 31,
	2023	2022	2021
Oil, natural gas and natural gas liquids revenues	$574,542	$355,430	$118,548
Severance and ad valorem taxes	(46,939)	(25,572)	(6,934)
Depletion	(290,809)	(103,898)	(40,318)
Impairment of oil and natural gas properties	(25,617)	—	—
Income tax expense	(46,459)	(5,681)	(486)
Results of operations from oil, natural gas and natural gas liquids	$164,718	$220,279	$70,810

The reserves at December 31, 2023, 2022, and 2021 presented below were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent petroleum engineers. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. The reserves are located in Texas, New Mexico, Oklahoma, Colorado, Wyoming, North Dakota, Pennsylvania, Ohio and West Virginia. During the year ended December 31, 2023, the Company sold all of its reserves located in Oklahoma, Pennsylvania, Ohio and West Virginia.

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

Analysis of Changes in Proved Reserves

The following table sets forth information regarding the Company’s net ownership interest in estimated quantities of proved developed and undeveloped oil and natural gas quantities and the changes therein for each of the periods presented:

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE)
Balance as of December 31, 2020	5,075	23,402	2,825	11,800
Revisions	180	6,531	405	1,674
Extensions	610	1,991	216	1,158
Acquisition of reserves	7,240	19,165	2,076	12,511
Production	(1,261)	(4,746)	(499)	(2,551)
Balance as of December 31, 2021	11,844	46,343	5,023	24,592
Revisions	(231)	2,926	1,093	1,349
Extensions	3,280	8,986	1,160	5,938
Acquisition of reserves	23,025	110,718	12,183	53,660
Production	(2,861)	(9,531)	(1,100)	(5,550)
Balance as of December 31, 2022	35,057	159,442	18,359	79,989
Revisions	(994)	(289)	1,394	352
Extensions	9,257	26,710	3,723	17,431
Acquisition of reserves	2,682	9,572	1,525	5,803
Divestiture of reserves	(826)	(22,029)	(843)	(5,340)
Production	(6,344)	(23,136)	(2,742)	(12,942)
Balance as of December 31, 2023	38,832	150,270	21,416	85,293

Proved developed and undeveloped reserves:	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE)
Developed as of December 31, 2020	3,731	19,505	2,352	9,334
Undeveloped as of December 31, 2020	1,344	3,897	473	2,466
Balance at December 31, 2020	5,075	23,402	2,825	11,800

Developed as of December 31, 2021	9,285	40,747	4,417	20,494
Undeveloped as of December 31, 2021	2,559	5,596	606	4,098
Balance at December 31, 2021	11,844	46,343	5,023	24,592

Developed as of December 31, 2022	27,407	133,489	15,169	64,824
Undeveloped as of December 31, 2022	7,650	25,953	3,190	15,165
Balance at December 31, 2022	35,057	159,442	18,359	79,989

Developed as of December 31, 2023	30,537	127,170	18,167	69,899
Undeveloped as of December 31, 2023	8,295	23,100	3,249	15,394
Balance at December 31, 2023	38,832	150,270	21,416	85,293

For the year ended December 31, 2023, the Company had downward revisions of 994 MBbls of oil and 289 MMcf of gas, offset by upward revisions of 1,394 MBbls of NGL. Total upward revisions of 352 MBOE were primarily due to updated gas shrink and yield calculations. For the year ended December 31, 2023, the Company had extensions of 9,257 MBbls of oil, 26,710 MMcf of gas, and 3,723 MBbls of NGLs of which 1,991 MBbls of oil, 6,560 MMcf of gas, and 922 MBbls of NGLs were from conversions of non-proved resources to proved developed producing and proved developed not producing due to operator drilling activity and 7,266 MBbls of oil, 20,150 MMcf of gas, and 2,801 MBbls of NGLs were from additional proved undeveloped reserves. In 2023, the Company acquired royalty and mineral interests of 2,682 MBbls of oil, 9,572 MMcf of gas, and 1,525 MBbls of NGLs through multiple acquisitions. For the year ended December 31, 2023, the Company divested royalty and mineral interests of 826 MBbls of oil, 22,029 MMcf of gas, and 843 MBbls of NGLs, see “Note 7 – Acquisitions and Divestitures.”

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

As of December 31, 2023, the reserves are comprised of 46% crude oil, 29% natural gas and 25% NGL on an energy equivalent basis.

For the years ended December 31, 2023, 2022, and 2021, future cash inflows are calculated by applying the 12-month arithmetic average of the first-of-month price from January to December, of oil and gas relating to the Company’s proved reserves, to the year-end quantities of those reserves. The values for the December 31, 2023, 2022, and 2021 proved reserves were derived based on prices presented in the table below. The crude oil pricing was based on the West Texas Intermediate (“WTI”) price; the NGL pricing was 26% of WTI for 2023, 37% of WTI for 2022, and 45% of WTI for 2021; the natural gas pricing was based on the Henry Hub price. All prices have been adjusted for transportation, quality and basis differentials.

	Oil (Bbl)	Natural Gas (Mcf)	NGL (Bbl)
December 31, 2023 (Average)	$77.20	$1.75	$20.22
December 31, 2022 (Average)	$93.05	$5.70	$34.97
December 31, 2021 (Average)	$64.33	$3.35	$30.14

The following summary sets forth the future net cash flows related to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Future oil and natural gas sales	$3,694,666	$4,812,767	$1,068,652
Future production costs	(293,754)	(404,982)	(90,137)
Future income tax expense	(233,754)	(438,049)	(5,302)
Future net cash flows	3,167,158	3,969,736	973,213
10% annual discount	(1,408,828)	(1,792,681)	(437,910)
Standardized measure of discounted future net cash flows	$1,758,330	$2,177,055	$535,303

The principal sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the period	$2,177,055	$535,303	$123,559
Net change in prices and production costs	(772,593)	250,889	119,993
Sales, net of production costs	(527,603)	(329,858)	(111,691)
Extensions and discoveries	505,597	234,973	29,853
Acquisitions of reserves	126,066	1,645,909	326,192
Divestiture of reserves	(116,884)	—	—
Revisions of previous quantity estimates	7,589	40,803	43,843
Net change in income taxes	110,549	(244,815)	(2,205)
Accretion of discount	242,477	53,820	12,426
Changes in timing and other	6,077	(9,969)	(6,667)
Balance at the end of the period	$1,758,330	$2,177,055	$535,303