Form 10-Q
period 2024-03-31
Sitio Royalties Corp.
filed 2024-05-08
CIK 1949543

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, there were 80,616,480 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 73,906,228 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

E&P. Exploration and production.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par and share amounts)

	March 31,	December 31,
	2024	2023
.	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,746	$15,195
Accrued revenue and accounts receivable	113,575	107,347
Prepaid assets	5,549	12,362
Derivative asset	8,080	19,080
Total current assets	138,950	153,984

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,622,570	2,698,991
Proved properties	2,451,708	2,377,196
Other property and equipment	3,791	3,711
Accumulated depreciation, depletion, amortization, and impairment	(574,849)	(498,531)
Total property and equipment, net	4,503,220	4,581,367

Long-term assets
Deposits for property acquisitions	15,000	—
Long-term derivative asset	797	3,440
Deferred financing costs	10,419	11,205
Operating lease right-of-use asset	5,655	5,970
Other long-term assets	2,807	2,835
Total long-term assets	34,678	23,450

TOTAL ASSETS	$4,676,848	$4,758,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,499	$30,050
Operating lease liability	1,721	1,725
Total current liabilities	41,220	31,775

Long-term liabilities
Long-term debt	848,833	865,338
Deferred tax liability	255,705	259,870
Non-current operating lease liability	5,090	5,394
Other long-term liabilities	1,150	1,150
Total long-term liabilities	1,110,778	1,131,752

Total liabilities	1,151,998	1,163,527

Commitments and contingencies (see Note 14)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 82,636,109 and 82,451,397 shares issued and 82,090,582 and 82,451,397 outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 74,829,822 and 74,965,217 shares issued and 74,803,685 and 74,939,080 outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	1,760,949	1,796,147
Accumulated deficit	(179,270)	(187,738)
Class A Treasury Shares, 545,527 and 0 shares at March 31, 2024 and December 31, 2023, respectively	(13,057)	—
Class C Treasury Shares, 26,137 and 26,137 shares at March 31, 2024 and December 31, 2023, respectively	(677)	(677)
Noncontrolling interest	1,956,889	1,987,526
Total equity	3,524,850	3,595,274

TOTAL LIABILITIES AND EQUITY	$4,676,848	$4,758,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil, natural gas and natural gas liquids revenues	$147,971	$145,554
Lease bonus and other income	3,420	5,272
Total revenues	151,391	150,826

Operating expenses:
Depreciation, depletion and amortization	76,318	67,763
General and administrative	13,011	11,676
Severance and ad valorem taxes	12,026	10,459
Total operating expenses	101,355	89,898

Net income from operations	50,036	60,928

Other income (expense):
Interest expense, net	(18,510)	(22,203)
Change in fair value of warrant liability	—	2,358
Loss on extinguishment of debt	—	(783)
Commodity derivatives gains (losses)	(10,050)	14,763
Interest rate derivatives losses	—	(160)
Net income before taxes	21,476	54,903

Income tax expense	(2,784)	(7,184)

Net income	18,692	47,719
Net income attributable to noncontrolling interest	(10,224)	(25,066)
Net income attributable to Class A stockholders	$8,468	$22,653

Net income per Class A common share
Basic	$0.10	$0.28
Diluted	$0.10	$0.28

Weighted average Class A common shares outstanding
Basic	82,404	80,178
Diluted	82,404	80,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$18,692	$47,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	76,318	67,763
Amortization of deferred financing costs and long-term debt discount	1,294	1,345
Share-based compensation	5,104	4,684
Change in fair value of warrant liability	—	(2,358)
Loss on extinguishment of debt	—	783
Commodity derivative (gains) losses	10,050	(14,763)
Net cash received for commodity derivative settlements	3,593	5,932
Interest rate derivative losses	—	160
Net cash paid for interest rate derivative settlements	—	(39)
Deferred tax (benefit) expense	(4,238)	2,751
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	(6,228)	14,951
Prepaid assets	6,813	(772)
Other long-term assets	343	321
Accounts payable and accrued expenses	9,295	598
Operating lease liabilities and other long-term liabilities	(296)	(250)
Net cash provided by operating activities	120,740	128,825

Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	1,909	1,180
Deposits for property acquisitions	(15,000)	—
Other, net	(167)	(19)
Net cash provided by (used in) investing activities	(13,258)	1,161

Cash flows from financing activities:
Borrowings on credit facilities	59,000	323,000
Repayments on credit facilities	(76,000)	(346,000)
Repayments on 2026 Senior Notes	—	(11,250)
Debt issuance costs	(48)	(7,015)
Distributions to noncontrolling interest	(38,157)	(49,206)
Dividends paid to Class A stockholders	(41,950)	(48,107)
Dividend equivalent rights paid	(362)	(25)
Repurchases of Class A Common Stock	(12,668)	—
Cash paid for taxes related to net settlement of share-based compensation awards	(746)	(44)
Net cash used in financing activities	(110,931)	(138,647)

Net change in cash and cash equivalents	(3,449)	(8,661)
Cash and cash equivalents, beginning of period	15,195	18,818
Cash and cash equivalents, end of period	$11,746	$10,157

Supplemental disclosure of non-cash transactions:
Decrease in current liabilities for additions to property and equipment:	$(87)	$(5)

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$11	$550
Cash paid for interest expense:	5,180	19,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Stockholders’ Equity
	Class A		Class C		Additional		Class A		Class C
	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at January 1, 2023	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income	—	—	—	—	—	22,653	—	—	—	—	25,066	47,719
Share-based compensation	—	—	—	—	4,129	—	—	—	—	—	555	4,684
Conversion of Class C Common Stock to Class A Common Stock	6	—	(6)	—	183	—	—	—	—	—	(183)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	6	—	—	—	(44)	—	—	—	—	—	—	(44)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	36	—	—	—	—	—	—	36
Dividends to Class A stockholders	—	—	—	—	—	(48,107)	—	—	—	—	—	(48,107)
Dividend equivalent rights	—	—	—	—	—	(400)	—	—	—	—	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(49,206)	(49,206)
Cancellation of Treasury Shares	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at March 31, 2023	80,184	$8	74,341	$7	$1,735,859	$(35,057)	—	$—	—	$—	$2,140,460	$3,841,277

Balance at January 1, 2024	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
Net income	—	—	—	—	—	8,468	—	—	—	—	10,224	18,692
Share-based compensation	—	—	—	—	4,543	—	—	—	—	—	561	5,104
Conversion of Class C Common Stock to Class A Common Stock	135	—	(135)	—	3,265	—	—	—	—	—	(3,265)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	50	—	—	—	(607)	—	—	—	—	—	—	(607)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(73)	—	—	—	—	—	—	(73)
Dividends to Class A stockholders	—	—	—	—	(41,950)	—	—	—	—	—	—	(41,950)
Dividend equivalent rights	—	—	—	—	(376)	—	—	—	—	—	—	(376)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(38,157)	(38,157)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(546)	(13,057)	—	—	—	(13,057)
Balance at March 31, 2024	82,636	$8	74,830	$8	$1,760,949	$(179,270)	(546)	$(13,057)	(26)	$(677)	$1,956,889	$3,524,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Sitio Royalties Corp., together with its wholly-owned subsidiaries and any entities in which the company owns a controlling interest (collectively, “Sitio” or the “Company”), including Sitio Royalties Operating Partnership, LP (“Sitio OpCo”), have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information. Accordingly, such consolidated financial statements reflect all adjustments (consisting of normal and recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report”).

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024.

Except as otherwise indicated or required by the context, all references in this quarterly report to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Company’s merger with Falcon Minerals Corporation in June 2022 (the “Falcon Merger”), the Company’s predecessor and its subsidiaries and (ii) for periods subsequent to the closing of the Falcon Merger, Sitio Royalties Corp. and its subsidiaries. All references in this Quarterly Report on Form 10-Q to “Falcon” refer to Sitio Royalties Corp. and its subsidiaries for periods prior to the Falcon Merger.

2. Summary of Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the three months ended March 31, 2024.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Interest expense	$24,209	$12,178
Ad valorem taxes payable	3,616	10,364
Payable to buyer for post-effective monies	3,500	1,427
General and administrative	3,345	1,889
Payable to sellers for pre-effective monies	2,358	2,268
Other taxes payable	2,140	1,592
Other	331	332
Total accounts payable and accrued expenses	$39,499	$30,050

3. Revenue from Contracts with Customers

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

During the three months ended March 31, 2024 and 2023, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Crude oil sales	$127,293	$117,745
Natural gas sales	5,787	14,654
NGL sales	14,891	13,155
Total royalty revenues	$147,971	$145,554

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying consolidated balance sheets. The difference between the Company’s estimates of royalty income and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the operator. For the three months ended March 31, 2024 and 2023, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

4. Oil and Natural Gas Properties

The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and Southeast New Mexico, the Eagle Ford in South Texas, the DJ Basin in Colorado and Wyoming, and the Williston Basin in North Dakota and Montana. The following is a summary of oil and natural gas properties as of March 31, 2024 and December 31, 2023 (in thousands):

Oil and natural gas properties:	March 31, 2024	December 31, 2023
Unproved properties	$2,622,570	$2,698,991
Proved properties	2,451,708	2,377,196
Oil and natural gas properties, gross	5,074,278	5,076,187
Accumulated depletion and impairment	(573,056)	(496,879)
Oil and natural gas properties, net	$4,501,222	$4,579,308

As presented in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, the Company received proceeds of $1.9 million and $1.2 million related to purchase price adjustments from prior acquisitions, net of acquisition costs.

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $76.2 million and $67.6 million for the three months ended March 31, 2024 and 2023, respectively.

5. Acquisitions and Divestitures

In December 2023, the Company divested all of its mineral and royalty interests in the SCOOP and STACK plays in the Anadarko Basin in Oklahoma and the Appalachian Basin in Pennsylvania, Ohio and West Virginia for $113.3 million, net of third-party transaction costs. The proceeds were used to fund repayments on the Company's credit facility and for general corporate purposes.

6. Debt

The following is a summary of long-term debt as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Sitio Revolving Credit Facility	$260,000	$277,000
2028 Senior Notes	600,000	600,000
Less: Unamortized issuance costs	(11,167)	(11,662)
Total long-term debt	$848,833	$865,338

Sitio Revolving Credit Facility

Sitio OpCo maintains a revolving credit facility (the “Sitio Revolving Credit Facility”) with a syndicate of financial institutions. As of March 31, 2024, the borrowing base under the Sitio Revolving Credit Facility as determined by the lenders was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $260.0 million.

As of March 31, 2024 and December 31, 2023, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.18% and 8.21%, respectively. As of March 31, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $10.4 million and $11.2 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, and subsequent amendments. Such costs are capitalized as deferred financing costs within long-term assets and are amortized over the life of the facility. For the three months ended March 31, 2024 and 2023, the Company recognized $799,000 and $618,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such, $783,000 of previously capitalized deferred financing costs were written off during the three months ended March 31, 2023.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at March 31, 2024 and December 31, 2023.

2028 Senior Notes

As of March 31, 2024 and December 31, 2023, Sitio OpCo had $600.0 million aggregate principal amount of 7.875% senior notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024. As of March 31, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $11.2 million and $11.7 million in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the three months ended March 31, 2024, the Company recognized

$495,000 of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the three months ended March 31, 2023.

The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of March 31, 2024 and December 31, 2023.

2026 Senior Notes

In October 2023, the Company redeemed all of its senior notes due 2026 (the “2026 Senior Notes”). For the three months ended March 31, 2023, the Company recognized $359,000 of interest expense attributable to the amortization of discount and issuance costs related to the 2026 Senior Notes. No such expense was recognized for the three months ended March 31, 2024.

7. Equity

Class A Common Stock

Holders of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”).

Class C Common Stock

Shares of Class C Common Stock, par value $0.0001 per share (“Class C Common Stock” and, together with Class A Common Stock, the “Common Stock”), are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable, at the option of the holder, on a one-for-one basis for shares of Class A Common Stock or, at our election, cash on terms and conditions set forth in the Amended and Restated Limited Partnership Agreement of Sitio OpCo. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the three months ended March 31, 2024, 135,395 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled. During the three months ended March 31, 2023, 6,270 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.

Share Repurchase Program

On February 28, 2024, the Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units (the “Share Repurchase Program”). The shares may be repurchased from time to time through various methods including but not limited to in the open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”). The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 (the “IRA 2022”) applies to repurchases of our Class A Common Stock and Sitio OpCo Partnership Units pursuant to our Share Repurchase Program. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.

Class A Treasury Shares

During the three months ended March 31, 2024, the Company repurchased 545,527 shares of its Class A Common Stock in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $23.77 upon repurchase by the Company, inclusive of third-party commissions. As of March 31, 2024, 545,527 shares of Class A Common Stock were held in treasury.

Class C Treasury Shares

As of March 31, 2024, 26,137 shares of Class C Common Stock were held in treasury at a weighted average price of $25.92.

Cash Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
December 31, 2023	$0.51	$41,950	March 28, 2024	March 15, 2024
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

See “Note 15 – Subsequent Events” for additional information regarding cash dividends.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Class A stockholders	$8,468	$22,653
Less: Earnings allocated to participating securities	(376)	(400)
Net income attributable to Class A stockholders - basic	$8,092	$22,253
Plus: net income attributable to noncontrolling interest	10,224	25,066
Net income attributable to Class A stockholders - diluted	$18,316	$47,319
Denominator:
Weighted average shares outstanding - basic	82,404	80,178
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	82,404	80,178

Net income per common share - basic	$0.10	$0.28
Net income per common share - diluted	$0.10	$0.28

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Warrants	—	5,312
Unvested share-based compensation awards	1,656	651
Shares of Class C Common Stock if converted	74,878	74,341
Total	76,534	80,304

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of March 31, 2024.

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

8. Noncontrolling Interest

Noncontrolling interest represents the 47.7% economic interest of Sitio OpCo Partnership Units not owned by Sitio as of March 31, 2024. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each Sitio OpCo Partnership Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Partnership Units for, at Sitio’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one Sitio OpCo Partnership Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.

Noncontrolling interest is recorded at its carrying value. During the period from December 31, 2023 through March 31, 2024, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

Noncontrolling Interest
Balance – January 1, 2024	$1,987,526
Net income	10,224
Share-based compensation	561
Conversion of Class C Common Stock to Class A Common Stock	(3,265)
Distributions to noncontrolling interest	(38,157)
Balance – March 31, 2024	$1,956,889

9. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to eligible executive officers, employees, consultants, and non-employee directors of the Company (collectively, the “Eligible Persons”). Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a share of Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of March 31, 2024, a total of 6,054,661 shares of Class A Common Stock remain available for future grant under the Plan.

Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of income. The following table summarizes the share-based compensation expense recorded for each type of award for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

RSUs	$1,328	$2,341
PSUs	2,537	1,349
DSUs	591	348
Sitio OpCo Restricted Stock Awards	561	555
RSUs Converted in the Brigham Merger	61	60
PSUs Converted in the Brigham Merger	26	31
Total	$5,104	$4,684

Restricted Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue RSUs to Eligible Persons. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. RSUs granted by the Company include DERs, which entitle the holder to receive payments as if the unvested awards were shares of Class A Common Stock of record as of the dividend record dates. Such amounts are paid simultaneously with the general dividend to our stockholders.

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

The following table summarizes activity related to unvested RSUs for the three months ended March 31, 2024.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	468,112	$25.65
Granted	200,867	21.94
Forfeited	(26,703)	24.54
Vested	(69,896)	24.53
Unvested at March 31, 2024	572,380	$24.54

As of March 31, 2024, there was approximately $11.8 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to Eligble Persons. DSUs represent the right to receive shares of Class A Common Stock upon a deferred settlement date in an amount equal to the number of DSUs that have previously vested. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. DSUs generally vest in equal quarterly installments over the one-year period beginning on the grant date. Vested DSUs must be held for the duration of service and are settled in shares of Class A Common Stock when a recipient’s service relationship is terminated for any reason.

The following table summarizes activity related to unvested DSUs for the three months ended March 31, 2024.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	93,680	$25.38
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2024	93,680	$25.38

As of March 31, 2024, there was approximately $300,000 of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.1 years.

Performance Stock Units

In accordance with the Plan, the Compensation Committee is authorized to issue performance stock units (“PSUs”) to Eligible Persons. The PSUs are eligible to be earned based on achievement of certain pre-established goals for annualized absolute Total Shareholder Return (“TSR”) over a three-year performance period.

The performance targets associated with outstanding PSU awards are outlined below:

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

The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2023	43.57% - 52.71%	3.97% - 4.60%	0.00%
2024	41.09%	4.48%	0.00%

The following table summarizes activity related to unvested PSUs for the three months ended March 31, 2024.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	830,188	$30.82
Granted	550,964	24.65
Forfeited	(9,392)	33.53
Vested	—	—
Unvested at March 31, 2024	1,371,760	$28.32

As of March 31, 2024, there was approximately $26.4 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units Converted in the Brigham Merger

In connection with the Company’s merger with Brigham Minerals, Inc. (“Brigham”) in December 2022 (the “Brigham Merger”), several legacy Brigham employees joined Sitio. Legacy Brigham RSUs held by such legacy Brigham employees were converted to Sitio RSUs in connection with the Brigham Merger at an exchange ratio of 1.133 Sitio RSUs for each Brigham RSU. These converted RSUs will retain the original vesting schedules of the Brigham RSUs, which vest in one-third increments on the anniversaries of the original grant dates of the Brigham RSUs. The Company estimated the fair value of the converted RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the three months ended March 31, 2024.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	11,040	$30.15
Granted	—	—
Forfeited	—	—
Vested	(5,518)	30.15
Unvested at March 31, 2024	5,522	$30.15

As of March 31, 2024, there was approximately $238,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of approximately 1 year.

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

The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the three months ended March 31, 2024.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	7,638	$30.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2024	7,638	$30.15

As of March 31, 2024, there was approximately $100,000 of unamortized equity-based compensation expense related to unvested PSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of 1 year.

Sitio OpCo Restricted Stock Awards

In connection with the Falcon Merger, legacy owners of the Company’s predecessor, desired to assign, transfer and convey their rights to receive a portion of their Falcon Merger consideration to our executive officers as an incentive to continue to serve as executive officers following the Falcon Merger. The Falcon Merger consideration consisted of Sitio OpCo Partnership Units and an equal number of shares of Class C Common Stock. The conveyance of Falcon Merger consideration is deemed to be a grant of restricted stock awards (each, an “RSA”) to our executive officers. Each Sitio OpCo RSA is expected to vest in equal installments on the first four anniversaries of June 6, 2022. The Company estimated the fair value of the RSAs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested Sitio OpCo RSAs for the three months ended March 31, 2024.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	232,145	$29.12
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2024	232,145	$29.12

As of March 31, 2024, there was approximately $4.9 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 2.2 years.

10. Warrants

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

Due to certain circumstances that could have required the Company to settle the warrants in cash, the warrants were classified as derivative liabilities, as opposed to an equity contract. Therefore, the warrants were remeasured at fair value each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of income. During the three months ended March 31, 2023, the Company recognized a gain of $2.4 million attributable to a decrease in the fair value of the warrants.

11. Derivative Instruments

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

The Company’s oil and gas swap contracts as of March 31, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
April 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
April 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of March 31, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
April 2024 - December 2024	11,400	$4.00	$7.24
January 2025 - June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of March 31, 2024 and December 31, 2023.

Interest Rate Derivatives

In November 2022, the Company entered into an interest rate swap agreement to manage exposure to changes in interest rates from variable rate obligations related to the 2026 Senior Notes. The interest rate swap term expired on December 31, 2023. The Company’s interest rate derivative contract was not designated a hedge for accounting purposes; therefore, all gains and losses on the interest rate swap were recognized in the Company’s unaudited condensed consolidated statements of income. The interest rate swap was not entered into for trading or speculative purposes.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024	December 31, 2023
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$8,080	$19,080
Commodity contracts	Long-term assets	797	3,440
Total asset derivatives		$8,877	$22,520

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$8,877	$22,520

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2024			December 31, 2023
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$10,277	$(1,400)	$8,877	$23,401	$(881)	$22,520
Commodity derivative liabilities	(1,400)	1,400	—	(881)	881	—

The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended
	Statement of income location	March 31, 2024	March 31, 2023
Commodity derivative gains (losses)	Other income	$(10,050)	$14,763
Interest rate derivative losses	Other income	—	(160)

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

12. Fair Value Measurement

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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. No impairment of proved properties was recorded for the three months ended March 31, 2024 and 2023.

The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. See “Note 11 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

The carrying values of cash, accrued revenue, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2). The fair value of debt outstanding pursuant to our 2028 Senior Notes was $620.5 million as of March 31, 2024 based on quoted prices for markets that are not active (Level 2).

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

PSU awards are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes a grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. See “Note 9 – Share-Based Compensation” for further information on the fair value of the Company’s PSU awards.

13. Income Taxes

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

We are subject to U.S. federal and state income taxes as a corporation. The Company recorded income tax expense of $2.8 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an effective tax rate of 13.0% and 13.1% for the three months ended March 31, 2024 and 2023, respectively.

Total income tax expense for the three months ended March 31, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company’s noncontrolling interests. The Company’s ASC 740 – Income Taxes balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. Only tax attributes allocated to the Company based on its ownership in Sitio OpCo are recorded at this level.

14. Commitments and Contingencies

From time to time, the Company may be involved in various legal proceedings, lawsuits, and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management does not believe that the resolution of these matters will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

15. Subsequent Events

Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.

Third Amendment to Third Amended and Restated Credit Agreement

On February 3, 2023, Sitio OpCo, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent and issuing bank, and the lenders and other financial institutions from time to time party thereto entered into that certain Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), pursuant to which the lenders thereunder made loans and other extensions of credit to Sitio OpCo. On May 3, 2024, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to Third Amended and Restated Credit Agreement (the “Third Amendment to the Sitio Revolving Credit Facility”), pursuant to which the Credit Agreement was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about April 1, 2024 by reaffirming the borrowing base at $850,000,000, (ii) amend certain dates applicable to the scheduled redetermination of the borrowing base and (iii) amend certain other terms of the Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.

Cash Dividends

On May 8, 2024, the Company declared a cash dividend of $0.41 per share of Class A Common Stock with respect to the first quarter of 2024. The dividend is payable on May 31, 2024 to the stockholders of record at the close of business on May 21, 2024.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. Factors that could cause actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the following risks and uncertainties:

•
our ability to identify, complete and integrate operations or realize any anticipated benefits, synergies, savings or growth of acquisitions of properties, businesses or technologies;
•
our ability to retain and hire key personnel;
•
our ability to finance our obligations;
•
our ability to execute our business strategy;
•
changes in general economic, business or industry conditions, including as a result of the elevated rate of inflation, central bank policy, bank failures and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia and the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including increased tensions with Iran;
•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of recently announced prolonged production cuts by OPEC and the armed conflict in Ukraine and Israel, including increased tensions with Iran, and the effect such conflict has had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
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

•
the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals, particularly in Colorado where recently introduced legislation may limit our operators’ ability to produce oil and gas during certain times of year or at all;
•
the impact of environmental, health and safety and other governmental regulations and of current or pending legislation, including federal and state legislative and regulatory initiatives relating to hydraulic fracturing and the impact of the IRA 2022 and any related legislation, regulations or changes in policy;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023, 2022, and 2021 in the Annual Report and interim unaudited condensed consolidated financial statements of Sitio Royalties Corp. and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by context, references to (a) the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to (i) for periods prior to the closing of the Falcon Merger, Desert Peak and its subsidiaries, (ii) for periods subsequent to the closing of the Falcon Merger and prior to the Brigham Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak but excluding Brigham and (iii) for periods subsequent to the closing of the Falcon Merger and Brigham Merger, Sitio Royalties Corp. and its subsidiaries, including Desert Peak and Brigham, and (b) “KMF,” “KMF Land,” “Desert Peak,” or similar terms, when used in a historical context refer to our “Predecessor,” Kimmeridge Mineral Fund, LP, for financial reporting purposes.

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

Overview

As of March 31, 2024, we owned mineral and royalty interests representing approximately 252,000 NRAs when adjusted to a 1/8th royalty. For the three months ended March 31, 2024, the average net daily production associated with our mineral and royalty interests was 35,349 BOE/d, consisting of 18,263 Bbls/d of oil, 55,117 Mcf/d of natural gas and 7,900 Bbls/d of NGLs. Since our predecessor’s formation in November 2016, we have accumulated our acreage position by making 194 acquisitions through March 31, 2024. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the three months ended March 31, 2024, our production and ad valorem taxes were approximately $3.74 per BOE, relative to an average realized price of $46.00 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

Recent Developments

Share Repurchase Program

On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. The shares may be repurchased from time to time through various methods including but not limited to in open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Exchange Act. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to repurchases of our Class A Common Stock and Sitio OpCo Partnership Units pursuant to our Share Repurchase Program. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.

During the three months ended March 31, 2024, the Company repurchased 545,527 shares of its Class A Common Stock in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $23.77 upon repurchase by the Company, inclusive of third-party commissions. As of March 31, 2024, the Company’s remaining share repurchase authorization was $187.0 million.

Sitio Revolving Credit Facility

On May 3, 2024, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to the Sitio Revolving Credit Facility, pursuant to which the Credit Agreement was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about April 1, 2024 by reaffirming the borrowing base at $850,000,000, (ii) amend certain dates applicable to the scheduled redetermination of the borrowing base and (iii) amend certain other terms of the Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.

Acquisitions

As of March 31, 2024, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 194 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.

Production and Operations

Our average daily production during the three months ended March 31, 2024 and 2023 was 35,349 BOE/d (52% crude oil) and 34,440 BOE/d (51% crude oil), respectively. For the three months ended March 31, 2024, we received an average of $76.60 per Bbl of crude oil, $1.15 per Mcf of natural gas and $20.71 per Bbl of NGLs, for an average realized price of $46.00 per BOE. For the three months ended March 31, 2023, we received an average of $74.10 per Bbl of crude oil, $2.70 per Mcf of natural gas and $21.75 per Bbl of NGLs, for an average realized price of $46.96 per BOE. We anticipate that our price realizations for natural gas may continue to be lower than comparative periods in 2023 due to pipeline capacity constraints in the Permian Basin which may not be alleviated until the latter half of 2024.

As of March 31, 2024, we had 37,915 gross (288.2 net) producing horizontal wells on our acreage. Additionally, as of March 31, 2024, there were 4,218 gross (29.7 net) horizontal wells in various stages of drilling or completion and 3,385 gross (18.3 net) active horizontal drilling permits on our acreage.

Economic Indicators

The economy has experienced elevated inflation levels in recent years. In order to manage such inflation risk in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to decrease inflation on a long-term basis. These interest rate increases have generally impacted our borrowing costs as borrowings on the Sitio Revolving Credit Facility are at variable rates which fluctuate with broader interest rates in the market.

The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia and the conflict in the Israel-Gaza region and increases in hostilities elsewhere in the Middle East, including elevated tensions with Iran. It has also been impacted by, among other events, the uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the recent conflict in the Israel-Gaza region and elsewhere in the Middle East, the financial institution collapses and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts by OPEC and others, including OPEC’s recent extensions of its voluntary production cuts. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation and a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Statement of Income Data:
Revenue:
Total revenues	$151,391	$150,826	$565	0%
Operating Expenses:
Depreciation, depletion and amortization	76,318	67,763	8,555	13%
General and administrative	13,011	11,676	1,335	11%
Severance and ad valorem taxes	12,026	10,459	1,567	15%
Total operating expenses	101,355	89,898	11,457	13%
Net income from operations	50,036	60,928	(10,892)	-18%
Interest expense (net)(1)	(18,510)	(22,203)	3,693	-17%
Change in fair value of warrant liability	—	2,358	(2,358)	*
Loss on extinguishment of debt	—	(783)	783	*
Commodity derivatives gains (losses)	(10,050)	14,763	(24,813)	*
Interest rate derivative losses	—	(160)	160	*
Net income before taxes	21,476	54,903	(33,427)	-61%
Income tax expense	(2,784)	(7,184)	4,400	-61%
Net income	18,692	47,719	(29,027)	-61%
Net income attributable to noncontrolling interest	(10,224)	(25,066)	14,842	-59%
Net income attributable to Class A stockholders	$8,468	$22,653	$(14,185)	-63%

(1)
Interest expense is presented net of interest income.

* Not applicable or meaningful

	Three Months Ended March 31,
	2024	2023	Variance
Production Data:
Crude oil (MBbls)	1,662	1,589	73	5%
Natural gas (MMcf)	5,016	5,435	(419)	-8%
NGLs (MBbls)	719	605	114	19%
Total (MBOE)(6:1)	3,217	3,100	117	4%
Average daily production (BOE/d)(6:1)	35,349	34,440	909	3%
Average Realized Prices:
Crude oil (per Bbl)	$76.60	$74.10	$2.50	3%
Natural gas (per Mcf)	$1.15	$2.70	$(1.55)	-57%
NGLs (per Bbl)	$20.71	$21.75	$(1.04)	-5%
Combined (per BOE)	$46.00	$46.96	$(0.96)	-2%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$77.62	$77.14	$0.48	1%
Natural gas (per Mcf)	$1.53	$2.90	$(1.37)	-47%
NGLs (per Bbl)	$20.71	$21.75	$(1.04)	-5%
Combined (per BOE)	$47.12	$48.87	$(1.75)	-4%

Revenue

Our consolidated revenues for the three months ended March 31, 2024 totaled $151.4 million as compared to $150.8 million for the three months ended March 31, 2023, an increase of $0.6 million. The increase in revenues was due to an increase of $2.4 million in mineral and royalty revenue which was partially offset by a decrease of $1.8 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to an increase in our production volumes of 4% from our acquisitions of additional mineral and royalty interests and production volumes from existing interests partially offset by the sale of certain non-core properties in December 2023 and a 2% decrease in our realized price. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Oil revenue for the three months ended March 31, 2024 was $127.3 million as compared to $117.7 million for the three months ended March 31, 2023, an increase of $9.6 million. We realized a $5.4 million increase in year-over-year oil revenue due to a 5% increase in oil production volumes, which increased from 1,589 MBbls for the three months ended March 31, 2023 to 1,662 MBbls for the three months ended March 31, 2024. In addition, we realized a $4.2 million increase in year-over-year oil revenue due to an increase of $2.50/Bbl or 3% in our average price received for oil production, which increased from $74.10 for the three months ended March 31, 2023 to $76.60/Bbl for the three months ended March 31, 2024.

Natural gas revenue for the three months ended March 31, 2024 was $5.8 million as compared to $14.7 million for the three months ended March 31, 2023, a decrease of $8.9 million. We realized a $1.1 million decrease in year-over-year gas revenue due to an 8% decrease in gas production volumes, which decreased from 5,435 MMcf for the three months ended March 31, 2023 to 5,016 MMcf for the three months ended March 31, 2024. In addition, we realized a $7.8 million decrease in year-over-year gas revenue due to a decrease of $1.55/Mcf in our average price received for gas production, which declined from $2.70/Mcf for the three months ended March 31, 2023 to $1.15/Mcf for the three months ended March 31, 2024.

NGLs revenue for the three months ended March 31, 2024 was $14.9 million as compared to $13.2 million for the three months ended March 31, 2023, an increase of $1.7 million. We realized a $2.5 million increase in year-over-year NGLs revenue due to a 19% increase in NGLs production volumes, which increased from 605 MBbls for the three months ended March 31, 2023 to 719 MBbls for the three months ended March 31, 2024. This was partially offset by a $0.8 million decrease in year-over-year NGLs revenue due to a decrease of $1.04/Bbl in our average price received for NGLs production, which declined from $21.75/Bbl for the three months ended March 31, 2023 to $20.71/Bbl for the three months ended March 31, 2024.

Lease bonus and other revenue for the three months ended March 31, 2024 was $3.4 million as compared to $5.3 million for the three months ended March 31, 2023. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing. Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

Depreciation, depletion and amortization expense was $76.3 million for the three months ended March 31, 2024 as compared to $67.8 million for the three months ended March 31, 2023, an increase of $8.5 million, or 13%. The increase was due to a 4% increase in year-over-year production, which was primarily due to increased production volumes from existing interests, and a higher depletion rate, which increased from $21.82 per BOE for the three months ended March 31, 2023 to $23.68 per BOE for the three months ended March 31, 2024.

General and administrative expense was $13.0 million for the three months ended March 31, 2024 as compared to $11.7 million for the three months ended March 31, 2023, an increase of $1.3 million, or 11%. For the three months ended March 31, 2024, we incurred $1.4 million of additional employee compensation and benefits due to increased headcount, $0.4 million of additional other professional services recognized in the first quarter of 2024, and $0.2 million of additional rent expense as compared to the three months ended March 31, 2023. The increase was partially offset by a decrease in acquisition-related expenses of $0.7 million.

Severance and ad valorem taxes were $12.0 million for the three months ended March 31, 2024 as compared to $10.5 million for the three months ended March 31, 2023, an increase of $1.5 million or 15%. The increase was primarily due to the year-over-year increase in mineral and royalty interests from our acquisitions and a year-over-year increase in commodity prices.

Other Income and Expenses

Interest expense, net of $18.5 million and $22.2 million during the three months ended March 31, 2024 and 2023, respectively, relates to interest incurred on borrowings under the Sitio Revolving Credit Facility, 2028 Senior Notes, and 2026 Senior Notes. The decrease in interest expense was due to lower average borrowings during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 related to debt repayments, partially offset by higher interest rates under the Sitio Revolving Credit Facility during the three months ended March 31, 2024.

The fair value of the warrant liability decreased by $2.4 million from December 31, 2022 to March 31, 2023. The decrease was attributable to a decline in the market price of the warrants. The warrants expired in August 2023, and are no longer outstanding.

The loss on extinguishment of debt of $0.8 million for the three months ended March 31, 2023 was due to the write-off of previously capitalized deferred financing costs as a result of certain lenders which did not elect to remain a party to the Sitio Revolving Credit Facility upon its amendment in February 2023. There was no such loss incurred during the three months ended March 31, 2024.

Commodity derivatives losses totaled $10.1 million for the three months ended March 31, 2024 as compared to commodity derivative gains of $14.8 million for the three months ended March 31, 2023. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The commodity derivatives losses in 2024 were due to commodity price increases during the three months ended March 31, 2024 as compared to commodity price decreases during the three months ended March 31, 2023.

Interest rate derivative losses totaled $160,000 for the three months ended March 31, 2023. In November 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings. The interest rate swap expired on December 31, 2023.

Income tax expense decreased from $7.2 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024. This was primarily due to a decrease in net income before income tax expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have historically been cash flows from operations, borrowings under the Sitio Revolving Credit Facility, and the issuance of our 2028 Senior Notes. Future sources of liquidity may also include other credit facilities we may enter into in the future and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances, interest payments on outstanding debt, repurchases pursuant to our Share Repurchase Program, and the payment of dividends and distributions. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors.

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

As of March 31, 2024, our liquidity was $601.7 million, comprised of $11.7 million of cash and cash equivalents and $590.0 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$120,740	$128,825	$(8,085)	-6%
Investing activities	(13,258)	1,161	(14,419)	*
Financing activities	(110,931)	(138,647)	27,716	-20%
Net increase (decrease) in cash and cash equivalents	$(3,449)	$(8,661)	$5,212	-60%

* Not applicable or meaningful

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2024 were $120.7 million as compared to $128.8 million for the three months ended March 31, 2023, primarily as a result of variability in timing of cash receipts for our royalty revenues.

Investing Activities

Cash flows used in investing activities totaled $13.3 million for the three months ended March 31, 2024 as compared to cash flows provided by investing activities of $1.2 million for the three months ended March 31, 2023. We received $1.9 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively, for post-close adjustments from previous acquisitions of oil and gas properties, net of acquisition costs. During the three months ended March 31, 2024, we made advance deposits of $15.0 million for acquisitions of oil and gas properties.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2024 totaled $110.9 million as compared to $138.6 million for the three months ended March 31, 2023. Net repayments under the Sitio Revolving Credit Facility for the three months ended March 31, 2024 and 2023 were $17.0 million and $23.0 million, respectively.

Other financing cash outflows during the three months ended March 31, 2024 included dividends of $42.0 million paid to holders of Class A Common Stock, $38.2 million of distributions paid to noncontrolling interest holders, and repurchases of Class A Common Stock of $12.7 million under the Share Repurchase Program. Other financing cash outflows during the three months ended March 31, 2023 included costs of $6.9 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $48.1 million paid to holders of Class A Common Stock, $49.2 million of distributions paid to noncontrolling interest holders, and a principal repayment of $11.3 million on the 2026 Senior Notes.

Our Revolving Credit Facility

On February 3, 2023, Sitio OpCo entered into the Sitio Revolving Credit Facility with Sitio OpCo, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent (as successor administrative agent to Bank of America, N.A.) and as issuing bank, and the lenders and other financial institutions from time to time party thereto. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, the revolving credit facility obtained from Brigham in conjunction with the Brigham Merger was paid off and refinanced in full.

The Sitio Revolving Credit Facility matures on June 30, 2027. The Sitio Revolving Credit Facility has a borrowing base of $850.0 million.

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

The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at March 31, 2024 and December 31, 2023.

2028 Senior Notes

As of March 31, 2024 and December 31, 2023, the Company had $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrues from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of March 31, 2024 and December 31, 2023.

2026 Senior Notes

On September 21, 2022, Sitio OpCo, as issuer, and certain subsidiaries of Sitio OpCo, as guarantors, entered into the Note Purchase Agreement with certain institutional investors party thereto as holders and U.S. Bank Trust Company, National Association, as agent for the Holders.

Pursuant to the Note Purchase Agreement, Sitio OpCo issued the 2026 Senior Notes to the Holders in an aggregate principal amount of $450.0 million at 99% of par. Sitio OpCo used $425.0 million of the proceeds from the 2026 Senior Notes to repay in full all amounts outstanding under the Bridge Loan Facility with the remainder used for general corporate purposes. On October 3, 2023, the Company redeemed all of the outstanding 2026 Senior Notes using net proceeds from the issuance of the 2028 Senior Notes.

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

Impairment of Oil and Gas Properties

We evaluate our proved properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future net cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future net cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods and such amounts may be material.

Based on future commodity prices as of March 31, 2024, we currently do not anticipate having to record any impairment charges for our proved properties in the Permian Basin, Eagle Ford, or Williston Basin in the near future. We estimate that if future commodity prices were to decline by approximately 5% from March 31, 2024 to a future quarter-end date, estimated future net cash flows for our DJ Basin proved properties would approximate the carrying amount of the properties and an impairment charge would be necessary under GAAP. Any such impairment charge may be material. We are unable, however, to predict commodity pricing with any greater precision than the futures market.

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

Contractual Obligations

As of March 31, 2024, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2028 Senior Notes and operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2028 Senior Notes” for a description of the 2028 Senior Notes.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil, natural gas, and NGLs production of our E&P operators, which affects the royalty payments we receive from our E&P operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas, and NGLs production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control.

A $1.00 per Bbl change in our realized oil price would have resulted in a $1.7 million change in our oil revenues for the three months ended March 31, 2024. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $500,000 change in our natural gas revenues for the three months ended March 31, 2024. A $1.00 per Bbl change in NGL prices would have resulted in a $719,000 change in our NGL revenues for the three months ended March 31, 2024. Royalties on oil sales contributed 86% of our mineral and royalty revenues for the three months ended March 31, 2024. Royalties on natural gas sales contributed 4% and royalties on NGL sales contributed 10% of our total mineral and royalty revenues for the three months ended March 31, 2024.

We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows for our acquisitions. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Refer to “Note 11 – Derivative Instruments” for further information.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility and 2028 Senior Notes during the three months ended March 31, 2024 was 7.89%. We estimate that an increase of 1.0% in the average interest rate during the three months ended March 31, 2024 would have resulted in an approximate $2.1 million increase in interest expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For further information regarding legal proceedings, refer to “Note 14 – Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Factors that could materially adversely affect our business, financial condition, results of operations or liquidity and the trading price of our Class A Common Stock are described under the caption “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 29, 2024. There have been no material changes in our risk factors from those previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet be Repurchased as Part of Publicly Announced Plans (in thousands)(3)
January 1, 2024 - January 31, 2024	961	$22.06	—	—
February 1, 2024 - February 29, 2024	—	—	—	$200,000
March 1, 2024 - March 31, 2024	570,663	23.73	545,527	$187,043
Total	571,624	$23.73	545,527
(1)
The total number of shares purchased includes 26,097 shares repurchased representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards.
(2)
Excludes commissions paid and excise taxes accrued related to stock repurchases.
(3)
On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. During the three months ended March 31, 2024, we repurchased 545,527 shares of Class A Common Stock under the Share Repurchase Pirogram for approximately $13.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Third Amendment to Third Amended and Restated Credit Agreement

On May 3, 2024, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to the Sitio Revolving Credit Facility, pursuant to which the Credit Agreement was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about April 1, 2024 by reaffirming the borrowing base at $850,000,000, (ii) amend certain dates applicable to the scheduled redetermination of the borrowing base and (iii) amend certain other terms of the Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.

Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.3

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

10.4*

Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and any other parties from time to time party thereto.

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

** Furnished herewith.

*** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sitio will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: May 8, 2024	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: May 8, 2024	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)