Form 10-Q
period 2024-06-30
Sitio Royalties Corp.
filed 2024-08-07
CIK 1949543

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 80,538,109 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 73,718,361 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sitio Royalties Corp.

Condensed Consolidated Balance Sheets

(In thousands, except par and share amounts)

	June 30,	December 31,
	2024	2023
.	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,348	$15,195
Accrued revenue and accounts receivable	129,454	107,347
Prepaid assets	1,839	12,362
Derivative asset	5,547	19,080
Total current assets	153,188	153,984

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,579,583	2,698,991
Proved properties	2,674,068	2,377,196
Other property and equipment	3,601	3,711
Accumulated depreciation, depletion, amortization, and impairment	(660,139)	(498,531)
Total property and equipment, net	4,597,113	4,581,367

Long-term assets
Deferred financing costs	9,689	11,205
Long-term derivative asset	—	3,440
Operating lease right-of-use asset	5,240	5,970
Other long-term assets	2,781	2,835
Total long-term assets	17,710	23,450

TOTAL ASSETS	$4,768,011	$4,758,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,081	$30,050
Operating lease liability	1,596	1,725
Total current liabilities	28,677	31,775

Long-term liabilities
Long-term debt	1,049,338	865,338
Deferred tax liability	252,450	259,870
Non-current operating lease liability	4,804	5,394
Other long-term liabilities	1,150	1,150
Total long-term liabilities	1,307,742	1,131,752

Total liabilities	1,336,419	1,163,527

Commitments and contingencies (see Note 14)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 82,825,703 and 82,451,397 shares issued and 80,595,566 and 82,451,397 outstanding at June 30, 2024 and December 31, 2023, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 73,771,109 and 74,965,217 shares issued and 73,718,361 and 74,939,080 outstanding at June 30, 2024 and December 31, 2023, respectively	7	8
Additional paid-in capital	1,737,960	1,796,147
Accumulated deficit	(166,416)	(187,738)
Class A Treasury Shares, 2,230,137 and 0 shares at June 30, 2024 and December 31, 2023, respectively	(54,583)	—
Class C Treasury Shares, 52,748 and 26,137 shares at June 30, 2024 and December 31, 2023, respectively	(1,265)	(677)
Noncontrolling interest	1,915,881	1,987,526
Total equity	3,431,592	3,595,274

TOTAL LIABILITIES AND EQUITY	$4,768,011	$4,758,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil, natural gas and natural gas liquids revenues	$165,516	$132,567	$313,487	$278,121
Lease bonus and other income	3,032	3,899	6,452	9,171
Total revenues	168,548	136,466	319,939	287,292

Operating expenses:
Depreciation, depletion and amortization	85,485	74,239	161,803	142,002
General and administrative	13,456	14,066	26,467	25,742
Severance and ad valorem taxes	12,433	10,344	24,459	20,803
Impairment of oil and gas properties	—	25,617	—	25,617
Total operating expenses	111,374	124,266	212,729	214,164

Net income from operations	57,174	12,200	107,210	73,128

Other income (expense):
Interest expense, net	(22,688)	(23,159)	(41,198)	(45,362)
Change in fair value of warrant liability	—	584	—	2,942
Loss on extinguishment of debt	—	—	—	(783)
Commodity derivatives gains (losses)	(607)	6,112	(10,657)	20,875
Interest rate derivative gains	—	607	—	447
Net income (loss) before taxes	33,879	(3,656)	55,355	51,247

Income tax (expense) benefit	(4,838)	683	(7,622)	(6,501)

Net income (loss)	29,041	(2,973)	47,733	44,746
Net (income) loss attributable to noncontrolling interest	(16,187)	2,177	(26,411)	(22,889)
Net income (loss) attributable to Class A stockholders	$12,854	$(796)	$21,322	$21,857

Net income (loss) per share of Class A Common Stock
Basic	$0.16	$(0.01)	$0.25	$0.26
Diluted	$0.15	$(0.01)	$0.25	$0.26

Weighted average Class A Common Stock outstanding
Basic	80,751	81,044	81,578	80,614
Diluted	80,879	81,044	81,761	80,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$47,733	$44,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	161,803	142,002
Amortization of deferred financing costs and long-term debt discount	2,603	2,793
Share-based compensation	11,307	10,106
Change in fair value of warrant liability	—	(2,942)
Loss on extinguishment of debt	—	783
Impairment of oil and gas properties	—	25,617
Commodity derivatives (gains) losses	10,657	(20,875)
Net cash received for commodity derivatives settlements	6,316	13,659
Interest rate derivative gains	—	(447)
Net cash paid for interest rate derivative settlements	—	93
Deferred tax benefit	(7,494)	(7,421)
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	(22,107)	23,900
Prepaid assets	10,547	7,187
Other long-term assets	667	1,622
Accounts payable and accrued expenses	(3,487)	(7,654)
Operating lease liabilities and other long-term liabilities	(493)	(492)
Net cash provided by operating activities	218,052	232,677

Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	(177,424)	5,689
Deposits for property acquisitions	—	(17,947)
Other, net	(237)	(19)
Net cash used in investing activities	(177,661)	(12,277)

Cash flows from financing activities:
Borrowings on credit facilities	279,000	619,500
Repayments on credit facilities	(96,000)	(643,500)
Repayments on 2026 Senior Notes	—	(22,500)
Debt issuance costs	(126)	(8,196)
Distributions to noncontrolling interest	(68,402)	(91,162)
Dividends paid to Class A stockholders	(75,016)	(88,850)
Dividend equivalent rights paid	(707)	(783)
Repurchases of Class A Common Stock	(54,075)	—
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	(22,142)	—
Cash paid for taxes related to net settlement of share-based compensation awards	(1,770)	(3,379)
Net cash used in financing activities	(39,238)	(238,870)

Net change in cash and cash equivalents	1,153	(18,470)
Cash and cash equivalents, beginning of period	15,195	18,818
Cash and cash equivalents, end of period	$16,348	$348

Supplemental disclosure of non-cash transactions:
Oil and gas properties acquired through issuance of Class C Common Stock and Sitio OpCo Partnership Units:	$—	$66,526

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$2,769	$8,811
Cash paid for interest expense:	41,230	43,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.

Condensed Consolidated Statements of Equity

(In thousands, except per share amounts)

(Unaudited)

	Class A		Class C		Additional		Class A		Class C
	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at January 1, 2023	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income	—	—	—	—	—	22,653	—	—	—	—	25,066	47,719
Share-based compensation	—	—	—	—	4,129	—	—	—	—	—	555	4,684
Conversion of Class C Common Stock to Class A Common Stock	6	—	(6)	—	183	—	—	—	—	—	(183)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	6	—	—	—	(44)	—	—	—	—	—	—	(44)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	36	—	—	—	—	—	—	36
Dividends to Class A stockholders	—	—	—	—	—	(48,107)	—	—	—	—	—	(48,107)
Dividend equivalent rights	—	—	—	—	—	(400)	—	—	—	—	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(49,206)	(49,206)
Cancellation of Treasury Shares	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at March 31, 2023	80,184	$8	74,341	$7	$1,735,859	$(35,057)	—	$—	—	$—	$2,140,460	$3,841,277
Net loss	—	—	—	—	—	(796)	—	—	—	—	(2,177)	(2,973)
Share-based compensation	—	—	—	—	4,861	—	—	—	—	—	561	5,422
Conversion of Class C Common Stock to Class A Common Stock	1,310	—	(1,310)	—	37,865	—	—	—	—	—	(37,865)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	166	—	—	—	(2,658)	—	—	—	—	—	—	(2,658)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(26)	(677)	—	(677)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	7,523	—	—	—	—	—	—	7,523
Issuance of Class C Common Stock in connection with acquisition	—	—	2,508	1	—	—	—	—	—	—	66,525	66,526
Dividends to Class A stockholders	—	—	—	—	—	(40,743)	—	—	—	—	—	(40,743)
Dividend equivalent rights	—	—	—	—	—	(383)	—	—	—	—	—	(383)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(41,956)	(41,956)
Balance at June 30, 2023	81,660	$8	75,539	$8	$1,783,450	$(76,979)	—	$—	(26)	$(677)	$2,125,548	$3,831,358

	Class A		Class C		Additional		Class A		Class C
	Common Stock		Common Stock		Paid-in	Accumulated	Treasury Shares		Treasury Shares		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Shares	Amount	Interest	Equity
Balance at January 1, 2024	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
Net income	—	—	—	—	—	8,468	—	—	—	—	10,224	18,692
Share-based compensation	—	—	—	—	4,543	—	—	—	—	—	561	5,104
Conversion of Class C Common Stock to Class A Common Stock	135	—	(135)	—	3,265	—	—	—	—	—	(3,265)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	50	—	—	—	(607)	—	—	—	—	—	—	(607)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(73)	—	—	—	—	—	—	(73)
Dividends to Class A stockholders	—	—	—	—	(41,950)	—	—	—	—	—	—	(41,950)
Dividend equivalent rights	—	—	—	—	(376)	—	—	—	—	—	—	(376)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(38,157)	(38,157)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(546)	(13,057)	—	—	—	(13,057)
Balance at March 31, 2024	82,636	$8	74,830	$8	$1,760,949	$(179,270)	(546)	$(13,057)	(26)	$(677)	$1,956,889	$3,524,850
Net income	—	—	—	—	—	12,854	—	—	—	—	16,187	29,041
Share-based compensation	—	—	—	—	5,642	—	—	—	—	—	561	6,203
Conversion of Class C Common Stock to Class A Common Stock	162	—	(162)	—	3,820	—	—	—	—	—	(3,820)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	28	—	—	—	(382)	—	—	—	—	—	—	(382)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(27)	(588)	—	(588)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(1)	—	—	—	—	—	—	(1)
Dividends to Class A stockholders	—	—	—	—	(33,066)	—	—	—	—	—	—	(33,066)
Dividend equivalent rights	—	—	—	—	(331)	—	—	—	—	—	—	(331)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,245)	(30,245)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(1,684)	(41,526)	—	—	—	(41,526)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	—	—	(897)	(1)	1,329	—	—	—	—	—	(23,691)	(22,363)
Balance at June 30, 2024	82,826	$8	73,771	$7	$1,737,960	$(166,416)	(2,230)	$(54,583)	(53)	$(1,265)	$1,915,881	$3,431,592

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

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024.

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

2. Summary of Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the six months ended June 30, 2024.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Accrued interest expense	$9,522	$12,178
Ad valorem taxes payable	7,539	10,364
Payable to buyer for post-effective monies	1,031	1,427
Accrued general and administrative	3,392	1,889
Payable to sellers for pre-effective monies	2,251	2,268
Other taxes payable	3,227	1,592
Other	119	332
Total accounts payable and accrued expenses	$27,081	$30,050

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

During the three and six months ended June 30, 2024 and 2023, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Crude oil sales	$143,496	$111,993	$270,789	$229,738
Natural gas sales	5,945	8,522	11,732	23,176
NGL sales	16,075	12,052	30,966	25,207
Total royalty revenues	$165,516	$132,567	$313,487	$278,121

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying consolidated balance sheets. The difference between the Company’s estimates of royalty income and the actual amounts received for oil and natural gas sales are recorded in the month that the royalty payment is received from the operator. For the three and six months ended June 30, 2024 and 2023, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.

4. Oil and Natural Gas Properties

The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and Southeast New Mexico, the Eagle Ford in South Texas, the DJ Basin in Colorado and Wyoming, and the Williston Basin in North Dakota and Montana. The following is a summary of oil and natural gas properties as of June 30, 2024 and December 31, 2023 (in thousands):

Oil and natural gas properties:	June 30, 2024	December 31, 2023
Unproved properties	$2,579,583	$2,698,991
Proved properties	2,674,068	2,377,196
Oil and natural gas properties, gross	5,253,651	5,076,187
Accumulated depletion and impairment	(658,417)	(496,879)
Oil and natural gas properties, net	$4,595,234	$4,579,308

As presented in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024, the Company paid $189.0 million for purchases of oil and gas properties, and received purchase price adjustments from acquisitions of $11.6 million. For the six months ended June 30, 2023, the Company received proceeds of $5.7 million related to purchase price adjustments from acquisitions, net of amounts paid for purchases of oil and gas properties, and paid $17.9 million in deposits for property acquisitions.

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $85.4 million and $161.5 million for the three and six months ended June 30, 2024, respectively. Depletion expense was $74.1 million and $141.7 million for the three and six months ended June 30, 2023, respectively.

5. Acquisitions and Divestitures

For the six months ended June 30, 2024, the Company closed on the acquisition of oil and gas properties for an aggregate purchase price of $189.0 million.

In December 2023, the Company divested all of its mineral and royalty interests in the SCOOP and STACK plays in the Anadarko Basin in Oklahoma and the Appalachian Basin in Pennsylvania, Ohio and West Virginia for $113.3 million, net of third-party transaction costs. The proceeds were used to fund repayments on the Company's credit facility and for general corporate purposes.

6. Debt

The following is a summary of long-term debt as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Sitio Revolving Credit Facility	$460,000	$277,000
2028 Senior Notes	600,000	600,000
Less: 2028 Senior Notes unamortized issuance costs	(10,662)	(11,662)
Total long-term debt	$1,049,338	$865,338

Sitio Revolving Credit Facility

Sitio OpCo maintains a revolving credit facility (the “Sitio Revolving Credit Facility”) with a syndicate of financial institutions. As of June 30, 2024 and December 31, 2023, the borrowing base under the Sitio Revolving Credit Facility as determined by the lenders was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $460.0 million and $277.0 million, respectively.

As of June 30, 2024 and December 31, 2023, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.44% and 8.21%, respectively. As of June 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $9.7 million and $11.2 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility and subsequent amendments. Such costs are capitalized as deferred financing costs within long-term assets and are amortized over the life of the facility. For the three months ended June 30, 2024 and 2023, the Company recognized $804,000 and $732,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. For the six months ended June 30, 2024 and 2023, the Company recognized $1.6 million and $1.3 million, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023, certain lenders did not elect to remain a party to the facility. As such, $783,000 of previously capitalized deferred financing costs were written off during the six months ended June 30, 2023.

The Sitio Revolving Credit Facility contains customary affirmative and negative covenants. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility as of June 30, 2024 and December 31, 2023.

2028 Senior Notes

As of June 30, 2024 and December 31, 2023, Sitio OpCo had $600.0 million aggregate principal amount of 7.875% senior notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrued from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024. As of June 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $10.7 million and $11.7 million, respectively, in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the three and six months ended June 30, 2024, the Company recognized $505,000 and $1.0 million, respectively, of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the three and six months ended June 30, 2023.

The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of June 30, 2024 and December 31, 2023.

2026 Senior Notes

In October 2023, the Company redeemed all of its senior notes due 2026 (the “2026 Senior Notes”). For the three and six months ended June 30, 2023, the Company recognized $716,000 and $1.4 million, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the 2026 Senior Notes. No such expense was recognized for the three and six months ended June 30, 2024.

7. Equity

Class A Common Stock

Holders of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”).

Class C Common Stock

Shares of Class C Common Stock, par value $0.0001 per share (“Class C Common Stock” and, together with Class A Common Stock, the “Common Stock”), are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable, at the option of the holder, on a one-for-one basis for shares of Class A Common Stock or, at our election, cash on terms and conditions set forth in the Second Amended and Restated Limited Partnership Agreement of Sitio OpCo. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the six months ended June 30, 2024, 296,651 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled. During the six months ended June 30, 2023, 1,316,216 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.

Share Repurchase Program

On February 28, 2024, the Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units (the “Share Repurchase Program”). The shares may be repurchased from time to time through various methods including but not limited to in the open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”). The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 (the “IRA 2022”) applies to repurchases of our Class A Common Stock and Sitio OpCo Partnership Units pursuant to our Share Repurchase Program. The excise tax is reflected as a component of the repurchased amounts within our Condensed Consolidated Statements of Equity. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.

For the three and six months ended June 30, 2024, the Company repurchased 1,684,610 and 2,230,137 shares of its Class A Common Stock, respectively, in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $24.41 and $24.25, respectively upon repurchase by the Company, inclusive of third-party commissions.

For the three and six months ended June 30, 2024, the Company repurchased and immediately canceled 897,457 Sitio OpCo Partnership Units together with an equivalent number of shares of Class C Common Stock under our Share Repurchase Program. The repurchased Sitio OpCo Partnership Units were recorded at a weighted average price of $24.67.

Class A Treasury Shares

As of June 30, 2024, 2,230,137 shares of Class A Common Stock were held in treasury at a weighted average price of $24.25.

Class C Treasury Shares

As of June 30, 2024, 52,748 shares of Class C Common Stock were held in treasury at a weighted average price of $24.19.

Cash Dividends

The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
March 31, 2024	$0.41	$33,066	May 31, 2024	May 21, 2024
December 31, 2023	$0.51	$41,950	March 28, 2024	March 15, 2024
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Class A stockholders	$12,854	$(796)	$21,322	$21,857
Less: Earnings allocated to participating securities	(331)	(383)	(707)	(783)
Net income (loss) attributable to Class A stockholders - basic and diluted	$12,523	$(1,179)	$20,615	$21,074
Denominator:
Weighted average shares outstanding - basic	80,751	81,044	81,578	80,614
Effect of dilutive securities	128	—	183	—
Weighted average shares outstanding - diluted	80,879	81,044	81,761	80,614

Net income (loss) per common share - basic	$0.16	$(0.01)	$0.25	$0.26
Net income (loss) per common share - diluted	$0.15	$(0.01)	$0.25	$0.26

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants	—	5,312	—	5,312
Unvested share-based compensation awards	1,225	1,463	1,441	1,057
Shares of Class C Common Stock if converted	73,883	—	74,380	—
Total	75,108	6,775	75,821	6,369

Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of June 30, 2024.

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

8. Noncontrolling Interest

Noncontrolling interest represents the 47.8% economic interest of Sitio OpCo Partnership Units not owned by Sitio as of June 30, 2024. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each Sitio OpCo Partnership Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Partnership Units for, at Sitio’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one Sitio OpCo Partnership Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.

Noncontrolling interest is recorded at its carrying value. During the period from December 31, 2023 through June 30, 2024, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

l	Noncontrolling Interest
Balance – January 1, 2024	$1,987,526
Net income	26,411
Share-based compensation	1,122
Conversion of Class C Common Stock to Class A Common Stock	(7,085)
Distributions to noncontrolling interest	(68,402)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Stock)	(23,691)
Balance – June 30, 2024	$1,915,881

9. Share-Based Compensation

In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to eligible executive officers, employees, consultants, and non-employee directors of the Company (collectively, the “Eligible Persons”). Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a share of Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of June 30, 2024, a total of 5,923,903 shares of Class A Common Stock remain available for future grant under the Plan.

Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

RSUs	$1,565	$2,226	$2,893	$4,566
PSUs	3,375	2,084	5,912	3,432
DSUs	614	470	1,205	818
Sitio OpCo Restricted Stock Awards	561	561	1,122	1,117
RSUs Converted in the Brigham Merger	62	61	123	122
PSUs Converted in the Brigham Merger	26	20	52	51
Total	$6,203	$5,422	$11,307	$10,106

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

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2024.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	468,112	$25.65
Granted	236,715	22.11
Forfeited	(30,021)	24.65
Vested	(115,594)	26.03
Unvested at June 30, 2024	559,212	$24.13

As of June 30, 2024, there was approximately $11.5 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Deferred Share Units

In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to Eligible Persons. DSUs represent the right to receive shares of Class A Common Stock upon a deferred settlement date in an amount equal to the number of DSUs that have previously vested. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. DSUs generally vest in equal quarterly installments over the one-year period beginning on the grant date. Vested DSUs must be held for the duration of service and are settled in shares of Class A Common Stock when a recipient’s service relationship is terminated for any reason.

The following table summarizes activity related to unvested DSUs for the six months ended June 30, 2024.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	93,680	$25.38
Granted	101,440	24.12
Forfeited	—	—
Vested	(93,680)	25.38
Unvested at June 30, 2024	101,440	$24.12

As of June 30, 2024, there was approximately $2.1 million of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.9 years.

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

The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2023	43.57% - 52.71%	3.97% - 4.60%	0.00%
2024	39.76% - 41.09%	4.41% - 4.48%	0.00%

The following table summarizes activity related to unvested PSUs for the six months ended June 30, 2024.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	830,188	$30.82
Granted	566,568	24.71
Forfeited	(10,848)	32.86
Vested	—	—
Unvested at June 30, 2024	1,385,908	$28.31

As of June 30, 2024, there was approximately $23.5 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units Converted in the Brigham Merger

In connection with the Company’s merger with Brigham Minerals, Inc. (“Brigham”) in December 2022 (the “Brigham Merger”), several legacy Brigham employees joined Sitio. Legacy Brigham RSUs held by such legacy Brigham employees were converted to Sitio RSUs in connection with the Brigham Merger at an exchange ratio of 1.133 Sitio RSUs for each Brigham RSU. These converted RSUs retained the original vesting schedules of the Brigham RSUs, which vest in one-third increments on the anniversaries of the original grant dates of the Brigham RSUs. The Company estimated the fair value of the converted RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the six months ended June 30, 2024.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	11,040	$30.15
Granted	—	—
Forfeited	—	—
Vested	(5,518)	30.15
Unvested at June 30, 2024	5,522	$30.15

As of June 30, 2024, there was approximately $177,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Performance Stock Units Converted in the Brigham Merger

Brigham PSUs held by legacy Brigham employees who joined Sitio were converted to Sitio PSUs in connection with the Brigham Merger at an exchange ratio of 1.133 Sitio PSUs for each Brigham PSU. The converted PSUs retained and carried over the remainder of the initial vesting periods. The performance targets associated with the Brigham PSUs were deemed to have been achieved at 200% as of the date of the Brigham Merger. Because all performance targets were achieved prior to conversion and the number of Class A Common Shares to be issued upon satisfaction of the service requirements is known, the Company estimated the fair value of the converted PSUs as the closing price of the Company’s Class A Common Stock on the grant date of the awards, which is expensed over the applicable service period.

The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the six months ended June 30, 2024.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	7,638	$30.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2024	7,638	$30.15

As of June 30, 2024, there was approximately $75,000 of unamortized equity-based compensation expense related to unvested PSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of 0.7 years.

Sitio OpCo Restricted Stock Awards

In connection with the Falcon Merger, legacy owners of the Company’s predecessor desired to assign, transfer and convey their rights to receive a portion of their Falcon Merger consideration to our executive officers as an incentive to continue to serve as executive officers following the Falcon Merger. The Falcon Merger consideration consisted of Sitio OpCo Partnership Units and an equal number of shares of Class C Common Stock. The conveyance of Falcon Merger consideration is deemed to be a grant of restricted stock awards (each, an “RSA”) to our executive officers. Each Sitio OpCo RSA is expected to vest in equal installments on the first four anniversaries of June 6, 2022. The Company estimated the fair value of the RSAs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period.

The following table summarizes activity related to unvested Sitio OpCo RSAs for the six months ended June 30, 2024.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	232,145	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Unvested at June 30, 2024	154,763	$29.12

As of June 30, 2024, there was approximately $4.4 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

Due to certain circumstances that could have required the Company to settle the warrants in cash, the warrants were classified as derivative liabilities, as opposed to an equity contract. Therefore, the warrants were remeasured at fair value each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recognized a gain of $584,000 and $2.9 million, respectively, attributable to a decrease in the fair value of the warrants. No such expense was recognized for the three and six months ended June 30, 2024 due to the aforementioned expiration of the warrants in August 2023.

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

The Company’s oil and gas swap contracts as of June 30, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
July 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
July 2024 - December 2024	500	$3.41

The Company’s oil and gas two-way commodity collar contracts as of June 30, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July 2024 - December 2024	11,400	$4.00	$7.24
January 2025 - June 2025	11,600	$3.31	$10.34

The Company was not party to any basis swaps or three-way collar contracts as of June 30, 2024 and December 31, 2023.

Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024	December 31, 2023
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$5,547	$19,080
Commodity contracts	Long-term assets	—	3,440
Total asset derivatives		$5,547	$22,520

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$5,547	$22,520

The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2024			December 31, 2023
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$6,610	$(1,063)	$5,547	$23,401	$(881)	$22,520
Commodity derivative liabilities	(1,063)	1,063	—	(881)	881	—

The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended		Six Months Ended June 30,
	Statement of income location	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Commodity derivatives gains (losses)	Other income	$(607)	$6,112	$(10,657)	$20,875
Interest rate derivative gains	Other income	—	607	$—	$447

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

12. Fair Value Measurement

The Company is subject to ASC 820 – Fair Value Measurement (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management. Management considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to management’s perceived risk of that instrument.

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

The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. During the three and six months ended June 30, 2023, the Company identified an impairment indicator related to its proved properties in the Appalachian Basin which indicated the carrying value of the assets exceeded the estimated future undiscounted cash flows. The Company determined the fair value of such proved properties based on estimates of future proved reserves, future commodity prices, and future production volumes, and then applied a discount rate commensurate with the assets. As a result, the Company recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the three and six months ended June 30, 2023. No impairment of proved properties was recorded for the three and six months ended June 30, 2024. No impairment of unproved properties was recorded for the three and six months ended June 30, 2024 and 2023. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. See “Note 11 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.

The carrying values of cash, accrued revenue, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates which are reflective of market rates (Level 2). The fair value of debt outstanding pursuant to our 2028 Senior Notes was $620.4 million as of June 30, 2024 based on quoted prices for markets that are not active (Level 2).

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

We are subject to U.S. federal and state income taxes as a corporation. The Company recorded income tax expense of $4.8 million and $7.6 million for the three and six months ended June 30, 2024, respectively, resulting in an effective tax rate of 14.3% and 13.8% for the three and six months ended June 30, 2024, respectively. The Company recorded an income tax benefit of $683,000 and income tax expense of $6.5 million for the three and six months ended June 30, 2023, respectively, resulting in an effective tax rate of 18.7% and 12.7% for the three and six months ended June 30, 2023, respectively.

Total income tax expense for the three and six months ended June 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods principally because of the Company’s noncontrolling interests. The Company’s ASC 740 – Income Taxes balances and income tax expense reporting is significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. Only tax attributes allocated to the Company based on its ownership in Sitio OpCo are recorded at this level.

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

Cash Dividends

On August 7, 2024, the Company declared a cash dividend of $0.30 per share of Class A Common Stock with respect to the second quarter of 2024. The dividend is payable on August 30, 2024 to the stockholders of record at the close of business on August 19, 2024.

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
•
changes in general economic, business or industry conditions, and market volatility, including as a result of slowing growth, the inflation rate, central bank policy, bank failures and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia and the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including tensions with Iran;
•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of recently announced prolonged production cuts by OPEC and the armed conflict in Ukraine and Israel, including tensions with Iran, and the effect such conflict has had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
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
•
the impact of environmental, health and safety and other governmental regulations, including those that may result from the U.S. Supreme Court’s recent decision overturning the Chevron deference doctrine, and of current or pending legislation, including federal and state legislative and regulatory initiatives relating to hydraulic fracturing and the impact of the IRA 2022 and any related legislation, regulations or changes in policy;
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
•
evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or other with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions;
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

Overview

As of June 30, 2024, we owned mineral and royalty interests representing approximately 267,000 NRAs when adjusted to a 1/8th royalty. For the three months ended June 30, 2024, the average net daily production associated with our mineral and royalty interests was 39,231 BOE/d, consisting of 19,747 Bbls/d of oil, 64,751 Mcf/d of natural gas and 8,692 Bbls/d of NGLs. Since our predecessor’s formation in November 2016, we have accumulated our acreage position by making 201 acquisitions through June 30, 2024. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the six months ended June 30, 2024, our production and ad valorem taxes were approximately $3.60 per BOE, relative to an average realized price of $46.19 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.

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

During the six months ended June 30, 2024, the Company repurchased 2,230,137 shares of its Class A Common Stock in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $24.25 upon repurchase by the Company, inclusive of third-party commissions. During the six months ended June 30, 2024, the Company repurchased and immediately canceled 897,457 Sitio OpCo Partnership Units together with an equivalent number of shares of Class C Common Stock under the Share Repurchase Program. The repurchased Sitio OpCo Partnership Units were recorded at a weighted average price of $24.67. As of June 30, 2024, the Company’s remaining share repurchase authorization was $123.8 million.

Sitio Revolving Credit Facility

On May 3, 2024, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to the Sitio Revolving Credit Facility, pursuant to which the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about April 1, 2024 by reaffirming the borrowing base at $850,000,000, (ii) amend certain dates applicable to the scheduled redetermination of the borrowing base and (iii) amend certain other terms of the Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.

Acquisitions

Through June 30, 2024, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 201 acquisitions from landowners and other mineral interest owners. For the three months ended June 30, 2024, we completed acquisitions in the Permian and DJ basins for aggregate consideration of $188.5 million. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.

Production and Operations

Our average daily production during the three months ended June 30, 2024 and 2023 was 39,231 BOE/d (50% crude oil) and 34,681 BOE/d (50% crude oil), respectively. For the three months ended June 30, 2024, we received an average of $79.85 per Bbl of crude oil, $1.01 per Mcf of natural gas and $20.32 per Bbl of NGLs, for an average realized price of $46.36 per BOE. For the three months ended June 30, 2023, we received an average of $70.90 per Bbl of crude oil, $1.53 per Mcf of natural gas and $18.63 per Bbl of NGLs, for an average realized price of $42.01 per BOE. We anticipate that our price realizations for natural gas may continue to be lower than comparative periods in 2023 due to pipeline capacity constraints in the Permian Basin which may not be alleviated until the latter half of 2024.

As of June 30, 2024, we had 43,986 gross (323.3 net) producing horizontal wells on our acreage. Additionally, as of June 30, 2024, there were 4,883 gross (25.0 net) horizontal wells in various stages of drilling or completion and 3,671 gross (19.1 net) active horizontal drilling permits on our acreage.

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

The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia and the conflict in the Israel-Gaza region and increases in hostilities elsewhere in the Middle East, including tensions with Iran. It has also been impacted by, among other events, the uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the conflict in the Israel-Gaza region and elsewhere in the Middle East, and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts by OPEC and others, including OPEC’s recent extensions of its voluntary production cuts. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation and a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Variance
Statement of Operations Data:
Revenue:
Total revenues	$168,548	$136,466	$32,082	24%
Operating Expenses:
Depreciation, depletion and amortization	85,485	74,239	11,246	15%
General and administrative	13,456	14,066	(610)	-4%
Severance and ad valorem taxes	12,433	10,344	2,089	20%
Impairment of oil and natural gas properties	—	25,617	(25,617)	*
Total operating expenses	111,374	124,266	(12,892)	-10%
Net income from operations	57,174	12,200	44,974	369%
Interest expense (net)(1)	(22,688)	(23,159)	471	-2%
Change in fair value of warrant liability	—	584	(584)	*
Commodity derivatives gains (losses)	(607)	6,112	(6,719)	*
Interest rate derivative gains	—	607	(607)	*
Net income (loss) before taxes	33,879	(3,656)	37,535	*
Income tax (expense) benefit	(4,838)	683	(5,521)	*
Net income (loss)	29,041	(2,973)	32,014	*
Net (income) loss attributable to noncontrolling interest	(16,187)	2,177	(18,364)	*
Net income (loss) attributable to Class A stockholders	$12,854	$(796)	$13,650	*

(1)
Interest expense is presented net of interest income.

* Not applicable or meaningful

	Three Months Ended June 30,
	2024	2023	Variance
Production Data:
Crude oil (MBbls)	1,797	1,580	217	14%
Natural gas (MMcf)	5,892	5,575	317	6%
NGLs (MBbls)	791	647	144	22%
Total (MBOE)(6:1)	3,570	3,156	414	13%
Average daily production (BOE/d)(6:1)	39,231	34,681	4,550	13%
Average Realized Prices:
Crude oil (per Bbl)	$79.85	$70.90	$8.95	13%
Natural gas (per Mcf)	$1.01	$1.53	$(0.52)	-34%
NGLs (per Bbl)	$20.32	$18.63	$1.69	9%
Combined (per BOE)	$46.36	$42.01	$4.35	10%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$80.21	$74.40	$5.81	8%
Natural gas (per Mcf)	$1.36	$1.92	$(0.56)	-29%
NGLs (per Bbl)	$20.32	$18.63	$1.69	9%
Combined (per BOE)	$47.13	$44.45	$2.68	6%

Revenue

Our consolidated revenues for the three months ended June 30, 2024 totaled $168.5 million as compared to $136.5 million for the three months ended June 30, 2023, an increase of $32.1 million. The increase in revenues was due to an increase of $33.0 million in mineral and royalty revenue which was partially offset by a decrease of $0.9 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to an increase in our production volumes of 13% from our acquisitions of additional mineral and royalty interests and production volumes from existing interests and a 10% increase in our realized price, which were partially offset by the sale of certain non-core properties in December 2023. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing.

Oil revenue for the three months ended June 30, 2024 was $143.5 million as compared to $112.0 million for the three months ended June 30, 2023, an increase of $31.5 million. We realized a $15.4 million increase in year-over-year oil revenue due to a 14% increase in oil production volumes, which increased from 1,580 MBbls for the three months ended June 30, 2023 to 1,797 MBbls for the three months ended June 30, 2024. In addition, we realized a $16.1 million increase in year-over-year oil revenue due to an increase of $8.95/Bbl or 13% in our average price received for oil production, which increased from $70.90 for the three months ended June 30, 2023 to $79.85/Bbl for the three months ended June 30, 2024.

Natural gas revenue for the three months ended June 30, 2024 was $5.9 million as compared to $8.5 million for the three months ended June 30, 2023, a decrease of $2.6 million. We realized a $3.1 million decrease in year-over-year gas revenue due to a decrease of $0.52/Mcf in our average price received for gas production, which declined from $1.53/Mcf for the three months ended June 30, 2023 to $1.01/Mcf for the three months ended June 30, 2024. This was partially offset by a $0.5 million increase in year-over-year gas revenue due to an 6% increase in gas production volumes, which increased from 5,575 MMcf for the three months ended June 30, 2023 to 5,892 MMcf for the three months ended June 30, 2024.

NGLs revenue for the three months ended June 30, 2024 was $16.1 million as compared to $12.1 million for the three months ended June 30, 2023, an increase of $4.0 million. We realized a $2.7 million increase in year-over-year NGLs revenue due to a 22% increase in NGLs production volumes, which increased from 647 MBbls for the three months ended June 30, 2023 to 791 MBbls for the three months ended June 30, 2024. In addition, we realized a $1.3 million increase in year-over-year NGLs revenue due to an increase of $1.69/Bbl in our average price received for NGLs production, which increased from $18.63/Bbl for the three months ended June 30, 2023 to $20.32/Bbl for the three months ended June 30, 2024.

Lease bonus and other revenue for the three months ended June 30, 2024 was $3.0 million as compared to $3.9 million for the three months ended June 30, 2023. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing. Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

Depreciation, depletion and amortization expense was $85.5 million for the three months ended June 30, 2024 as compared to $74.2 million for the three months ended June 30, 2023, an increase of $11.3 million, or 15%. The increase was due to a 13% increase in year-over-year production, which was due to new acquisitions and increased production volumes from existing interests, and a higher depletion rate, which increased from $23.48 per BOE for the three months ended June 30, 2023 to $23.91 per BOE for the three months ended June 30, 2024.

General and administrative expense was $13.5 million for the three months ended June 30, 2024 as compared to $14.1 million for the three months ended June 30, 2023, a decrease of $0.6 million, or 4%. For the three months ended June 30, 2024, the Company had decreases in other professional service costs of $1.2 million and decreases of $1.7 million in merger-related transaction costs as compared to the three months ended June 30, 2023. The decreases were partially offset by $1.9 million of additional employee compensation and benefits due to increased headcount and $0.4 million of additional rent expense as compared to the three months ended June 30, 2023.

Severance and ad valorem taxes were $12.4 million for the three months ended June 30, 2024 as compared to $10.3 million for the three months ended June 30, 2023, an increase of $2.1 million or 20%. The increase was primarily due to the year-over-year increase in mineral and royalty interests from our acquisitions and a year-over-year increase in commodity prices.

Impairment of oil and natural gas properties was $25.6 million for the three months ended June 30, 2023, whereas there was no impairment of oil and natural gas properties recognized for the three months ended June 30, 2024. During the three months ended June 30, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices.

Other Income and Expenses

Interest expense, net of $22.7 million and $23.2 million during the three months ended June 30, 2024 and 2023, respectively, relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and 2028 Senior Notes for the three months ended June 30, 2024, and the Sitio Revolving Credit Facility and 2026 Senior Notes for the three months ended June 30, 2023. The decrease in interest expense was due to lower average interest rates on our borrowings during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, partially offset by higher average debt balances under the Sitio Revolving Credit Facility and 2028 Senior Notes during the three months ended June 30, 2024.

The fair value of the warrant liability decreased by $0.6 million from March 31, 2023 to June 30, 2023. The decrease was attributable to a decline in the market price of the warrants. The warrants expired in August 2023, and are no longer outstanding.

Commodity derivatives losses totaled $0.6 million for the three months ended June 30, 2024 as compared to commodity derivatives gains of $6.1 million for the three months ended June 30, 2023. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The commodity derivatives losses were due to commodity price increases during the three months ended June 30, 2024 as compared to commodity price decreases during the three months ended June 30, 2023.

Interest rate derivative gains totaled $0.6 million for the three months ended June 30, 2023. In November 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings. The interest rate swap expired on December 31, 2023.

Income taxes changed from a benefit of $0.7 million for the three months ended June 30, 2023 to income tax expense of $4.8 million for the three months ended June 30, 2024. This was primarily due to pre-tax income generated for the three months ended June 30, 2024 as compared to a pre-tax loss incurred for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Consolidated Results

The following table summarizes our consolidated revenue and expenses and production data for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Variance
Statement of Operations Data:
Revenue:
Total revenues	$319,939	$287,292	$32,647	11%
Operating Expenses:
Depreciation, depletion and amortization	161,803	142,002	19,801	14%
General and administrative	26,467	25,742	725	3%
Severance and ad valorem taxes	24,459	20,803	3,656	18%
Impairment of oil and gas properties	—	25,617	(25,617)	*
Total operating expenses	212,729	214,164	(1,435)	-1%
Net income from operations	107,210	73,128	34,082	47%
Interest expense, net(1)	(41,198)	(45,362)	4,164	-9%
Change in fair value of warrant liability	—	2,942	(2,942)	*
Loss on extinguishment of debt	—	(783)	783	*
Commodity derivatives gains (losses)	(10,657)	20,875	(31,532)	*
Interest rate derivative gains	—	447	(447)	*
Net income before taxes	55,355	51,247	4,108	8%
Income tax expense	(7,622)	(6,501)	(1,121)	17%
Net income	47,733	44,746	2,987	7%
Net income attributable to noncontrolling interest	(26,411)	(22,889)	(3,522)	15%
Net income attributable to Class A stockholders	$21,322	$21,857	$(535)	-2%

(1)
Interest expense is presented net of interest income.

* Not applicable or meaningful

	Six Months Ended June 30,
	2024	2023	Variance
Production Data:
Crude oil (MBbls)	3,459	3,169	290	9%
Natural gas (MMcf)	10,908	11,010	(102)	-1%
NGLs (MBbls)	1,510	1,252	258	21%
Total (MBOE)(6:1)	6,787	6,256	531	8%
Average daily production (BOE/d)(6:1)	37,290	34,561	2,729	8%
Average Realized Prices:
Crude oil (per Bbl)	$78.29	$72.50	$5.79	8%
Natural gas (per Mcf)	$1.08	$2.10	$(1.02)	-49%
NGLs (per Bbl)	$20.51	$20.14	$0.37	2%
Combined (per BOE)	$46.19	$44.46	$1.73	4%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$78.96	$75.78	$3.18	4%
Natural gas (per Mcf)	$1.44	$2.40	$(0.96)	-40%
NGLs (per Bbl)	$20.51	$20.14	$0.37	2%
Combined (per BOE)	$47.12	$46.64	$0.48	1%

Revenue

Our consolidated revenues for the six months ended June 30, 2024 totaled $319.9 million as compared to $287.3 million for the six months ended June 30, 2023, an increase of 11%. The increase in revenues was due to an increase of $35.4 million in mineral and royalty revenue which was partially offset by a decrease of $2.7 million in lease bonus and other income. The increase in mineral and royalty revenue was primarily due to an increase in our production volumes of 8% from our acquisitions of additional mineral and royalty interests and production volumes from existing interests, which was partially offset by the sale of certain non-core properties in December 2023, and a 4% increase in our realized price. Lease bonus and other income is subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing.

Oil revenue for the six months ended June 30, 2024 was $270.8 million as compared to $229.7 million for the six months ended June 30, 2023, an increase of $41.1 million. We realized a $21.1 million increase in year-over-year oil revenue due to a 9% increase in oil production volumes, which increased from 3,169 MBbls for the six months ended June 30, 2023 to 3,459 MBbls for the six months ended June 30, 2024. In addition, we realized a $20.0 million increase in year-over-year oil revenue due to an increase of $5.79/Bbl or 8% in our average price received for oil production, which increased from $72.50 for the six months ended June 30, 2023 to $78.29/Bbl for the six months ended June 30, 2024.

Natural gas revenue for the six months ended June 30, 2024 was $11.7 million as compared to $23.2 million for the six months ended June 30, 2023, a decrease of $11.5 million. We realized a $0.2 million decrease in year-over-year gas revenue due to a 1% decrease in gas production volumes, which decreased from 11,010 MMcf for the six months ended June 30, 2023 to 10,908 MMcf for the six months ended June 30, 2024. In addition, we realized a $11.3 million decrease in year-over-year gas revenue due to a decrease of $1.02/Mcf in our average price received for gas production, which declined from $2.10/Mcf for the six months ended June 30, 2023 to $1.08/Mcf for the six months ended June 30, 2024.

NGLs revenue for the six months ended June 30, 2024 was $31.0 million as compared to $25.2 million for the six months ended June 30, 2023, an increase of $5.8 million. We realized a $5.2 million increase in year-over-year NGLs revenue due to a 21% increase in NGLs production volumes, which increased from 1,252 MBbls for the six months ended June 30, 2023 to 1,510 MBbls for the six months ended June 30, 2024. In addition, we realized a $0.6 million increase in year-over-year NGLs revenue due to a increase of $0.37/Bbl in our average price received for NGLs production, which increased from $20.14/Bbl for the six months ended June 30, 2023 to $20.51/Bbl for the six months ended June 30, 2024.

Lease bonus and other revenue for the six months ended June 30, 2024 was $6.5 million as compared to $9.2 million for the six months ended June 30, 2023. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing. Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.

Operating Expenses

Depreciation, depletion and amortization expense was $161.8 million for the six months ended June 30, 2024 as compared to $142.0 million for the six months ended June 30, 2023, an increase of $19.8 million, or 14%. The increase was due to an 8% increase in year-over-year production, which was due to new acquisitions and increased production volumes from existing interests, and a higher depletion rate, which increased from $22.66 per BOE for the six months ended June 30, 2023 to $23.80 per BOE for the six months ended June 30, 2024.

General and administrative expense was $26.5 million for the six months ended June 30, 2024 as compared to $25.7 million for the six months ended June 30, 2023, an increase of $0.8 million, or 3%. For the six months ended June 30, 2024, the Company had $3.5 million of additional employee compensation and benefits due to increased headcount and $0.5 million of additional rent expense as compared to the six months ended June 30, 2023. These increases were partially offset by decreases in other professional service costs of $0.7 million and merger-related transaction costs of $2.5 million as compared to the six months ended June 30, 2023.

Severance and ad valorem taxes were $24.5 million for the six months ended June 30, 2024 as compared to $20.8 million for the six months ended June 30, 2023, an increase of $3.7 million or 18%. The increase was primarily due to the year-over-year increase in mineral and royalty interests from our acquisitions and a year-over-year increase in commodity prices.

Impairment of oil and natural gas properties was $25.6 million for the six months ended June 30, 2023, whereas there was no impairment of oil and natural gas properties recognized for the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices.

Other Income and Expenses

Interest expense, net of $41.2 million and $45.4 million during the six months ended June 30, 2024 and 2023, respectively, relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and 2028 Senior Notes for the six months ended June 30, 2024, and the Sitio Revolving Credit Facility and 2026 Senior Notes for the six months ended June 30, 2023. The decrease in interest expense was due to lower average interest rates on our borrowings during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, partially offset by higher average debt balances under the Sitio Revolving Credit Facility and 2028 Senior Notes during the six months ended June 30, 2024.

The fair value of the warrant liability decreased by $2.9 million during the six months ended June 30, 2023. The decrease was attributable to a decline in the market price of the warrants. The warrants expired in August 2023, and are no longer outstanding.

Commodity derivatives losses totaled $10.7 million for the six months ended June 30, 2024 as compared to commodity derivatives gains of $20.9 million for the six months ended June 30, 2023. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The commodity derivatives losses were due to commodity price increases during the six months ended June 30, 2024 as compared to commodity price decreases during the six months ended June 30, 2023.

Income tax expense increased from $6.5 million for the six months ended June 30, 2023 to $7.6 million for the six months ended June 30, 2024. This was primarily due to an increase in net income before income tax expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

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

We believe internally generated cash flows from operations, available borrowing capacity under the Sitio Revolving Credit Facility, and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations, our return of capital program, and capital expenditures, for at least the next 12 months and allow us to continue to execute our strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter generally do not incur any development or maintenance capital expenditures, which are borne by the E&P operator and other working interest owners. As a result, our capital expenditures are related to our acquisition of additional mineral and royalty interests, and we generally have no subsequent capital expenditure requirements related to acquired properties. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, weather, general economic, financial and competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us.

As of June 30, 2024, our liquidity was $406.3 million, comprised of $16.3 million of cash and cash equivalents and $390.0 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 (in thousands):

	Six Months Ended June 30,
Statement of Cash Flows Data:	2024	2023	Variance
Net cash provided by (used in):
Operating activities	$218,052	$232,677	$(14,625)	-6%
Investing activities	(177,661)	(12,277)	(165,384)	*
Financing activities	(39,238)	(238,870)	199,632	-84%
Net increase (decrease) in cash and cash equivalents	$1,153	$(18,470)	$19,623	-106%

* Not applicable or meaningful

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2024 were $218.1 million as compared to $232.7 million for the six months ended June 30, 2023, primarily as a result of variability in timing of cash receipts for our royalty revenues.

Investing Activities

Cash flows used in investing activities totaled $177.7 million for the six months ended June 30, 2024 as compared to $12.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, we acquired oil and gas properties, net of purchase price adjustments, for a total of $177.4 million. During the six months ended June 30, 2023, we received $5.7 million for post-close adjustments from previous acquisitions of oil and gas properties, net of acquisition costs, and made advance deposits of $17.9 million for acquisitions of oil and gas properties.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2024 totaled $39.2 million as compared to $238.9 million for the six months ended June 30, 2023. Net borrowings under the Sitio Revolving Credit Facility for the six months ended June 30, 2024 were $183.0 million, and net repayments under the Sitio Revolving Credit Facility for the six months ended June 30, 2023 were $24.0 million. Net borrowings under the Sitio Revolving Credit Facility were higher during the six months ended June 30, 2024 due to multiple acquisitions completed during the three months ended June 30, 2024.

Other financing cash outflows during the six months ended June 30, 2024 included dividends of $75.0 million paid to holders of Class A Common Stock, $68.4 million of distributions paid to noncontrolling interest holders, and repurchases of Class A Common Stock and Sitio OpCo Partnership Units of $54.1 million and $22.1 million, respectively, under the Share Repurchase Program. Other financing cash outflows during the six months ended June 30, 2023 included costs of $7.9 million incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility, dividends of $88.9 million paid to holders of Class A Common Stock, $91.2 million of distributions paid to noncontrolling interest holders, and repayments of $22.5 million on the 2026 Senior Notes.

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

The Sitio Revolving Credit Facility is subject to a borrowing base established by the lenders to reflect the loan value of our oil and gas mineral interests. The borrowing base under the Sitio Revolving Credit Facility is redetermined by the lenders on an at least semi-annual basis. Additionally, lenders holding two-thirds of the aggregate commitments are able to request one additional redetermination between regularly scheduled redeterminations. Sitio OpCo could also request one additional redetermination between regularly scheduled redeterminations, and such other redeterminations as appropriate when significant acquisition opportunities arise. The borrowing base is subject to adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of certain additional indebtedness. Increases to the borrowing base require unanimous approval of the lenders, while maintenance of the same borrowing base or decreases in the borrowing base only require approval of lenders holding two-thirds of the aggregate commitments at such time. The determination of the borrowing base takes into consideration the estimated value of the Company’s oil and gas mineral interests in accordance with the lenders’ customary practices for oil and gas loans. The Sitio Revolving Credit Facility is collateralized by substantially all of the assets of Sitio OpCo and its restricted subsidiaries.

The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at June 30, 2024 and December 31, 2023.

2028 Senior Notes

As of June 30, 2024 and December 31, 2023, the Company had $600.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrued from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.

The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of June 30, 2024 and December 31, 2023.

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

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production taxes and post-production expenses. The prices of oil, natural gas, and NGLs from the properties in which we own a mineral or royalty interest are primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no working interest or operational control over the volumes and methods of sale of the oil, natural gas, and NGL produced and sold from our properties. We do not explore, develop, or operate the properties and, accordingly, do not incur any of the associated costs. As we do not operate any of the wells for which we receive royalties, we have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying unaudited condensed consolidated balance sheets. Differences between our estimates and the actual amounts received for oil and natural gas sales are recorded in the month that payment is received from the third party.

Oil, natural gas, and NGLs revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

We also earn revenue related to lease bonuses by leasing our mineral interests to E&P companies. We recognize lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible.

Contractual Obligations

As of June 30, 2024, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2028 Senior Notes and operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2028 Senior Notes” for a description of the 2028 Senior Notes.

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

A $1.00 per Bbl change in our realized oil price would have resulted in a $3.5 million change in our oil revenues for the six months ended June 30, 2024. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.1 million change in our natural gas revenues for the six months ended June 30, 2024. A $1.00 per Bbl change in NGL prices would have resulted in a $1.5 million change in our NGL revenues for the six months ended June 30, 2024. Royalties on oil sales contributed 87% of our mineral and royalty revenues for the six months ended June 30, 2024. Royalties on natural gas sales contributed 3% and royalties on NGL sales contributed 10% of our total mineral and royalty revenues for the six months ended June 30, 2024.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility during the six months ended June 30, 2024 was 8.46%. We estimate that an increase of 1.0% in the average interest rate during the six months ended June 30, 2024 would have resulted in an approximate $1.6 million increase in interest expense.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet be Repurchased as Part of Publicly Announced Plans (in thousands)(3)
April 1, 2024 - April 30, 2024	1,457,217	$24.61	1,456,650	$129,049
May 1, 2024 - May 31, 2024	183,139	23.20	180,528	$124,867
June 1, 2024 - June 30, 2024	61,614	22.50	47,432	$123,796
Total	1,701,970	$24.38	1,684,610
(1)
The total number of shares purchased includes 17,360 shares repurchased representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards.
(2)
Excludes commissions paid and excise taxes accrued related to stock repurchases.
(3)
On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. During the three months ended June 30, 2024, we repurchased 1,684,610 shares of Class A Common Stock for approximately $41.1 million, and we repurchased 897,457 Sitio OpCo Partnership Units (including an equivalent number of shares of Class C Common Stock) for approximately $22.1 million, under the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2

Amendment to the Restated Certificate of Incorporation of Sitio Royalties Corp., dated as of May 17, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024).

3.3	Amended and Restated Bylaws of the Company, adopted on December 29, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 29, 2022).
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

10.4

Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and any other parties from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024).

10.5*†	Sitio Royalties Corp. Amended and Restated Severance Plan.
10.6*†	Form of Participation Agreement.
10.7*†	Form of Notice of Restrictive Covenants, Including Covenant Not to Compete.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sitio will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

† Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: August 7, 2024	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: August 7, 2024	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Dawn K. Smajstrla
Dawn K. Smajstrla
Chief Accounting Officer
(Principal Accounting Officer)