Form 10-Q
period 2024-09-30
Sitio Royalties Corp.
filed 2024-11-06
CIK 1949543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number:  001-41585
___________________________________________
Sitio Royalties Corp.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	88-4140242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 Lawrence Street, Suite 1750 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 640-7620
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 1, 2024, there were 79,237,817 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 73,677,467 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Sitio Royalties Corp.
Condensed Consolidated Balance Sheets
(In thousands, except par and share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,507	$15,195
Accrued revenue and accounts receivable	118,635	107,347
Prepaid assets	8,023	12,362
Derivative asset	9,066	19,080
Total current assets	144,231	153,984

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,514,348	2,698,991
Proved properties	2,752,715	2,377,196
Other property and equipment	3,688	3,711
Accumulated depreciation, depletion, amortization, and impairment	(738,232)	(498,531)
Total property and equipment, net	4,532,519	4,581,367

Long-term assets
Long-term derivative asset	—	3,440
Deferred financing costs	8,887	11,205
Operating lease right-of-use asset	4,949	5,970
Other long-term assets	2,778	2,835
Total long-term assets	16,614	23,450

TOTAL ASSETS	$4,693,364	$4,758,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$56,364	$30,050
Operating lease liability	1,605	1,725
Total current liabilities	57,969	31,775

Long-term liabilities
Long-term debt	992,854	865,338
Deferred tax liability	248,005	259,870
Non-current operating lease liability	4,511	5,394
Other long-term liabilities	1,150	1,150
Total long-term liabilities	1,246,520	1,131,752

Total liabilities	1,304,489	1,163,527

Commitments and contingencies (see Note 14)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 82,871,009 and 82,451,397 shares issued and 79,288,976 and 82,451,397 outstanding at September 30, 2024 and December 31, 2023, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 73,730,215 and 74,965,217 shares issued and 73,677,467 and 74,939,080 outstanding at September 30, 2024 and December 31, 2023, respectively	7	8
Additional paid-in capital	1,720,293	1,796,147
Accumulated deficit	(153,853)	(187,738)
Class A Treasury Shares, 3,582,033 and 0 shares at September 30, 2024 and December 31, 2023, respectively	(83,896)	—
Class C Treasury Shares, 52,748 and 26,137 shares at September 30, 2024 and December 31, 2023, respectively	(1,265)	(677)
Noncontrolling interest	1,907,581	1,987,526
Total equity	3,388,875	3,595,274

TOTAL LIABILITIES AND EQUITY	$4,693,364	$4,758,801
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil, natural gas and natural gas liquids revenues	$147,858	$152,766	$461,345	$430,887
Lease bonus and other income	1,517	3,944	7,969	13,115
Total revenues	149,375	156,710	469,314	444,002

Operating expenses:
Depreciation, depletion and amortization	78,093	80,716	239,896	222,718
General and administrative	14,382	12,044	40,849	37,786
Severance and ad valorem taxes	10,196	12,124	34,655	32,927
Impairment of oil and gas properties	—	—	—	25,617
Total operating expenses	102,671	104,884	315,400	319,048

Net income from operations	46,704	51,826	153,914	124,954

Other income (expense):
Interest expense, net	(22,511)	(26,373)	(63,709)	(71,735)
Change in fair value of warrant liability	—	8	—	2,950
Loss on extinguishment of debt	—	(687)	—	(1,470)
Commodity derivatives gains (losses)	7,785	(24,125)	(2,872)	(3,250)
Interest rate derivative gains	—	9	—	456
Net income before taxes	31,978	658	87,333	51,905

Income tax expense	(4,111)	(383)	(11,733)	(6,884)

Net income	27,867	275	75,600	45,021
Net (income) loss attributable to noncontrolling interest	(15,304)	12	(41,715)	(22,877)
Net income attributable to Class A stockholders	$12,563	$287	$33,885	$22,144

Net income (loss) per share of Class A Common Stock
Basic	$0.15	$—	$0.41	$0.26
Diluted	$0.15	$—	$0.41	$0.26

Weighted average Class A Common Stock outstanding
Basic	80,142	81,712	81,095	80,984
Diluted	80,278	157,260	81,263	80,984
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$75,600	$45,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	239,896	222,718
Amortization of deferred financing costs and long-term debt discount	3,925	4,275
Share-based compensation	17,558	14,474
Change in fair value of warrant liability	—	(2,950)
Loss on extinguishment of debt	—	1,470
Impairment of oil and gas properties	—	25,617
Commodity derivatives losses	2,872	3,250
Net cash received for commodity derivatives settlements	10,582	18,730
Interest rate derivative gains	—	(456)
Net cash paid for interest rate derivative settlements	—	403
Deferred tax benefit	(11,984)	(15,107)
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	(11,288)	26,188
Prepaid assets	4,402	13,187
Other long-term assets	961	1,866
Accounts payable and accrued expenses	24,984	(3,131)
Operating lease liabilities and other long-term liabilities	(777)	(737)
Net cash provided by operating activities	356,731	354,818

Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	(190,834)	(172,070)
Purchases of other property and equipment	—	(19)
Other, net	(319)	—
Net cash used in investing activities	(191,153)	(172,089)

Cash flows from financing activities:
Borrowings on credit facilities	329,000	588,500
Repayments on credit facilities	(203,000)	(497,500)
Repayments on 2026 Senior Notes	—	(33,750)
2026 Senior Notes issuance costs	—	(351)
Debt issuance costs	(144)	—
Distributions to noncontrolling interest	(91,512)	(121,924)
Dividends paid to Class A stockholders	(99,087)	(121,555)
Dividend equivalent rights paid	(943)	(982)
Repurchases of Class A Common Stock	(82,619)	—
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	(22,142)	—
Cash paid for taxes related to net settlement of share-based compensation awards	(1,819)	(3,432)
Payments of deferred financing costs	—	(9,214)
Net cash used in financing activities	(172,266)	(200,208)

Net change in cash and cash equivalents	(6,688)	(17,479)
Cash and cash equivalents, beginning of period	15,195	18,818
Cash and cash equivalents, end of period	$8,507	$1,339

Supplemental disclosure of non-cash transactions:
Increase in current liabilities for additions to property and equipment:	$42	$224
Oil and gas properties acquired through issuance of Class C Common Stock and Sitio OpCo Partnership Units:	—	66,256

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$3,080	$9,268
Cash paid for interest expense:	51,144	68,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Equity
(In thousands, except per share amounts)
(Unaudited)

	Class A		Class C		Additional Paid-in Capital	Accumulated Deficit	Class A		Class C		Noncontrolling Interest	Total Equity
	Common Stock		Common Stock				Treasury Shares		Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at January 1, 2023	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income	—	—	—	—	—	22,653	—	—	—	—	25,066	47,719
Share-based compensation	—	—	—	—	4,129	—	—	—	—	—	555	4,684
Conversion of Class C Common Stock to Class A Common Stock	6	—	(6)	—	183	—	—	—	—	—	(183)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	6	—	—	—	(44)	—	—	—	—	—	—	(44)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	36	—	—	—	—	—	—	36
Dividends to Class A stockholders	—	—	—	—	—	(48,107)	—	—	—	—	—	(48,107)
Dividend equivalent rights	—	—	—	—	—	(400)	—	—	—	—	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(49,206)	(49,206)
Cancellation of Treasury Shares	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at March 31, 2023	80,184	$8	74,341	$7	$1,735,859	$(35,057)	—	$—	—	$—	$2,140,460	$3,841,277
Net loss	—	—	—	—	—	(796)	—	—	—	—	(2,177)	(2,973)
Share-based compensation	—	—	—	—	4,861	—	—	—	—	—	561	5,422
Conversion of Class C Common Stock to Class A Common Stock	1,310	—	(1,310)	—	37,865	—	—	—	—	—	(37,865)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	166	—	—	—	(2,658)	—	—	—	—	—	—	(2,658)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(26)	(677)	—	(677)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	7,523	—	—	—	—	—	—	7,523
Issuance of Class C Common Stock in connection with acquisition	—	—	2,508	1	—	—	—	—	—	—	66,525	66,526
Dividends to Class A stockholders	—	—	—	—	—	(40,743)	—	—	—	—	—	(40,743)
Dividend equivalent rights	—	—	—	—	—	(383)	—	—	—	—	—	(383)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(41,956)	(41,956)
Balance at June 30, 2023	81,660	$8	75,539	$8	$1,783,450	$(76,979)	—	$—	(26)	$(677)	$2,125,548	$3,831,358
Net income (loss)	—	—	—	—	—	287	—	—	—	—	(12)	275
Share-based compensation	—	—	—	—	3,800	—	—	—	—	—	568	4,368
Conversion of Class C Common Stock to Class A Common Stock	98	—	(98)	—	2,771	—	—	—	—	—	(2,771)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	5	—	—	—	(53)	—	—	—	—	—	—	(53)
Deferred tax asset arising from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	524	—	—	—	—	—	—	524
Dividends to Class A stockholders	—	—	—	—	—	(32,705)	—	—	—	—	—	(32,705)
Dividend equivalent rights	—	—	—	—	—	(199)	—	—	—	—	—	(199)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,762)	(30,762)
Balance at September 30, 2023	81,763	$8	75,441	$8	$1,790,492	$(109,596)	—	$—	(26)	$(677)	$2,092,571	$3,772,806

	Class A		Class C		Additional Paid-in Capital	Accumulated Deficit	Class A		Class C		Noncontrolling Interest	Total Equity
	Common Stock		Common Stock				Treasury Shares		Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at January 1, 2024	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
Net income	—	—	—	—	—	8,468	—	—	—	—	10,224	18,692
Share-based compensation	—	—	—	—	4,543	—	—	—	—	—	561	5,104
Conversion of Class C Common Stock to Class A Common Stock	135	—	(135)	—	3,265	—	—	—	—	—	(3,265)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	50	—	—	—	(607)	—	—	—	—	—	—	(607)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(73)	—	—	—	—	—	—	(73)
Dividends to Class A stockholders	—	—	—	—	(41,950)	—	—	—	—	—	—	(41,950)
Dividend equivalent rights	—	—	—	—	(376)	—	—	—	—	—	—	(376)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(38,157)	(38,157)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(546)	(13,057)	—	—	—	(13,057)
Balance at March 31, 2024	82,636	$8	74,830	$8	$1,760,949	$(179,270)	(546)	$(13,057)	(26)	$(677)	$1,956,889	$3,524,850
Net income	—	—	—	—	—	12,854	—	—	—	—	16,187	29,041
Share-based compensation	—	—	—	—	5,642	—	—	—	—	—	561	6,203
Conversion of Class C Common Stock to Class A Common Stock	162	—	(162)	—	3,820	—	—	—	—	—	(3,820)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	28	—	—	—	(382)	—	—	—	—	—	—	(382)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(27)	(588)	—	(588)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(1)	—	—	—	—	—	—	(1)
Dividends to Class A stockholders	—	—	—	—	(33,066)	—	—	—	—	—	—	(33,066)
Dividend equivalent rights	—	—	—	—	(331)	—	—	—	—	—	—	(331)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,245)	(30,245)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(1,684)	(41,526)	—	—	—	(41,526)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	—	—	(897)	(1)	1,329	—	—	—	—	—	(23,691)	(22,363)
Balance at June 30, 2024	82,826	$8	73,771	$7	$1,737,960	$(166,416)	(2,230)	$(54,583)	(53)	$(1,265)	$1,915,881	$3,431,592
Net income	—	—	—	—	—	12,563	—	—	—	—	15,304	27,867
Share-based compensation	—	—	—	—	5,683	—	—	—	—	—	568	6,251
Conversion of Class C Common Stock to Class A Common Stock	41	—	(41)	—	1,062	—	—	—	—	—	(1,062)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	4	—	—	—	(60)	—	—	—	—	—	—	(60)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(45)	—	—	—	—	—	—	(45)
Dividends to Class A stockholders	—	—	—	—	(24,071)	—	—	—	—	—	—	(24,071)
Dividend equivalent rights	—	—	—	—	(236)	—	—	—	—	—	—	(236)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(23,110)	(23,110)
Repurchases of Class A Common Stock							(1,352)	(29,313)				(29,313)
Balance at September 30, 2024	82,871	$8	73,730	$7	$1,720,293	$(153,853)	(3,582)	$(83,896)	(53)	$(1,265)	$1,907,581	$3,388,875
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
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
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024.
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
Note 2. Summary of Significant Accounting Policies
Significant accounting policies are disclosed in the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the nine months ended September 30, 2024.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07 - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The scope and frequency of segment disclosures was increased to provide investors with additional detail about information utilized by an entity's "Chief Operating Decision Maker." ASU 2023-07 is effective for Sitio beginning with our 2024 annual reporting and interim periods beginning in 2025. The Company is currently evaluating the impact of adoption of this standard. While the Company does not believe adoption of the ASU will result in more than one reportable segment, it will result in additional disclosure and background information.

Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Accrued interest expense	$20,797	$12,178
Ad valorem taxes payable	9,174	10,364
Payable to seller for pre-effective monies	2,845	2,268
Accrued general and administrative	4,415	1,889
Payable to buyer for post-effective monies	615	1,427
Other taxes payable	17,878	1,592
Other	640	332
Total accounts payable and accrued expenses	$56,364	$30,050

Note 3. Revenue from Contracts with Customers
Oil, natural gas, and natural gas liquids revenues
Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs when control transfers at the wellhead for oil, natural gas, or NGLs.
During the three and nine months ended September 30, 2024 and 2023, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Crude oil sales	$131,438	$129,705	$402,226	$359,442
Natural gas sales	2,629	9,569	14,361	32,745
NGL sales	13,791	13,492	44,758	38,700
Total royalty revenues	$147,858	$152,766	$461,345	$430,887
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
Note 4. Oil and Natural Gas Properties
The following is a summary of oil and natural gas properties as of September 30, 2024 and December 31, 2023 (in thousands):

Oil and natural gas properties:	September 30, 2024	December 31, 2023
Unproved properties	$2,514,348	$2,698,991
Proved properties	2,752,715	2,377,196
Oil and natural gas properties, gross	5,267,063	5,076,187
Accumulated depletion and impairment	(736,393)	(496,879)
Oil and natural gas properties, net	$4,530,670	$4,579,308

As presented in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024, the Company paid $210.6 million for purchases of oil and gas properties, and received purchase price adjustments from acquisitions of $19.8 million. For the nine months ended September 30, 2023, the Company paid $172.1 million for purchases of oil and gas properties.
Depletion expense was $78.0 million and $239.5 million for the three and nine months ended September 30, 2024, respectively. Depletion expense was $80.6 million and $222.3 million for the three and nine months ended September 30, 2023, respectively.
Note 5. Acquisitions and Divestitures
For the nine months ended September 30, 2024, the Company closed on the acquisition of oil and gas properties for an aggregate purchase price of $210.6 million.
In December 2023, the Company divested all of its mineral and royalty interests in the SCOOP and STACK plays in the Anadarko Basin in Oklahoma and the Appalachian Basin in Pennsylvania, Ohio and West Virginia for $113.3 million, net of third-party transaction costs. The proceeds were used to fund repayments on the Company's credit facility and for general corporate purposes.
Note 6. Debt
The following is a summary of long-term debt as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024	As of December 31, 2023
Sitio Revolving Credit Facility	$403,000	$277,000
2028 Senior Notes	600,000	600,000
Less: 2028 Senior Notes unamortized issuance costs	(10,146)	(11,662)
Total long-term debt	$992,854	$865,338
Sitio Revolving Credit Facility
Sitio OpCo maintains a revolving credit facility (the “Sitio Revolving Credit Facility”) with a syndicate of financial institutions. As of September 30, 2024 and December 31, 2023, the borrowing base under the Sitio Revolving Credit Facility as determined by the lenders was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $403.0 million and $277.0 million, respectively.
As of September 30, 2024 and December 31, 2023, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 8.32% and 8.21%, respectively. As of September 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $8.9 million and $11.2 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility and subsequent amendments. Such costs are capitalized as deferred financing costs within long-term assets and are amortized over the life of the facility. For the three months ended September 30, 2024 and 2023, the Company recognized $806,000 and $761,000, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. For the nine months ended September 30, 2024 and 2023, the Company recognized $2.4 million and $2.1 million, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023 and the First Amendment to the Sitio Revolving Credit Facility in September 2023, certain lenders did not elect to remain a party to the facility. As such, $687,000 and $1.5 million of previously capitalized deferred financing costs were written off during the three and nine months ended September 30, 2023, respectively.
The Sitio Revolving Credit Facility contains customary affirmative and negative covenants. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility as of September 30, 2024 and December 31, 2023.
2028 Senior Notes
As of September 30, 2024 and December 31, 2023, Sitio OpCo had $600.0 million aggregate principal amount of 7.875% senior notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrued from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024. As of September 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $10.1 million and $11.7 million, respectively, in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the three and nine months ended September 30, 2024, the Company recognized $516,000 and $1.5 million, respectively, of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the three and nine months ended September 30, 2023.
The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of September 30, 2024 and December 31, 2023.
2026 Senior Notes
In October 2023, the Company redeemed all of its senior notes due 2026 (the “2026 Senior Notes”). For the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $2.2 million, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the 2026 Senior Notes. No such expense was recognized for the three and nine months ended September 30, 2024.
Note 7. Equity
Class A Common Stock
Holders of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”).
Class C Common Stock
Shares of Class C Common Stock, par value $0.0001 per share (“Class C Common Stock” and, together with Class A Common Stock, the “Common Stock”), are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable, at the option of the holder, on a one-for-one basis for shares of Class A Common Stock or, at our election, cash on terms and conditions set forth in the Second Amended and Restated Limited Partnership Agreement of Sitio OpCo. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the nine months ended September 30, 2024, 337,545 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled. During the nine months ended September 30, 2023, 1,414,644 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.
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

For the three and nine months ended September 30, 2024, the Company repurchased 1,351,896 and 3,582,033 shares of its Class A Common Stock, respectively, in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $21.47 and $23.20, respectively upon repurchase by the Company, inclusive of third-party commissions.
For the nine months ended September 30, 2024, the Company repurchased and immediately canceled 897,457 Sitio OpCo Partnership Units together with an equivalent number of shares of Class C Common Stock under our Share Repurchase Program. The repurchased Sitio OpCo Partnership Units were recorded at a weighted average price of $24.67.
Class A Treasury Shares
As of September 30, 2024, 3,582,033 shares of Class A Common Stock were held in treasury at a weighted average price of $23.20.
Class C Treasury Shares
As of September 30, 2024, 52,748 shares of Class C Common Stock were held in treasury at a weighted average price of $24.19.
Cash Dividends
The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
June 30, 2024	$0.30	$24,071	August 30, 2024	August 19, 2024
March 31, 2024	$0.41	$33,066	May 31, 2024	May 21, 2024
December 31, 2023	$0.51	$41,950	March 28, 2024	March 15, 2024
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
See “Note 15 – Subsequent Events” for additional information regarding cash dividends.

Earnings per Share
The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Class A stockholders	$12,563	$287	$33,885	$22,144
Less: Earnings allocated to participating securities	(236)	(199)	(943)	(983)
Net income attributable to Class A stockholders - basic	$12,327	$88	$32,942	$21,161
Plus: net loss attributable to noncontrolling interest	$—	$(12)	$—	$—
Net income attributable to Class A stockholders - diluted	$12,327	$76	$32,942	$21,161
Denominator:
Weighted average shares outstanding - basic	80,142	81,712	81,095	80,984
Effect of dilutive securities	136	75,548	168	—
Weighted average shares outstanding - diluted	80,278	157,260	81,263	80,984

Net income per common share - basic	$0.15	$—	$0.41	$0.26
Net income per common share - diluted	$0.15	$—	$0.41	$0.26
The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants	—	3,060	—	4,554
Unvested share-based compensation awards	1,310	899	1,397	789
Shares of Class C Common Stock if converted	73,716	—	74,157	74,601
Total	75,026	3,959	75,554	79,944
Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of September 30, 2024.
Note 8. Noncontrolling Interest
Noncontrolling interest represents the 48.2% economic interest of Sitio OpCo Partnership Units not owned by Sitio as of September 30, 2024. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each Sitio OpCo Partnership Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Partnership Units for, at Sitio’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one Sitio OpCo Partnership Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.

Noncontrolling interest is recorded at its carrying value. During the period from December 31, 2023 through September 30, 2024, the Company recorded adjustments to the value of noncontrolling interest as presented in the table below (in thousands):

1	Noncontrolling Interest
Balance – December 31, 2023	$1,987,526
Net income	41,715
Share-based compensation	1,690
Conversion of Class C Common Stock to Class A Common Stock	(8,147)
Distributions to noncontrolling interest	(91,512)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Stock)	(23,691)
Balance – September 30, 2024	$1,907,581
Note 9. Share-Based Compensation
In June 2022, in connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to eligible executive officers, employees, consultants, and non-employee directors of the Company (collectively, the “Eligible Persons”). Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a share of Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in retained earnings to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of September 30, 2024, a total of 5,927,871 shares of Class A Common Stock remain available for future grant under the Plan.
Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	$1,530	$1,008	$4,423	$5,574
PSUs	3,449	2,107	9,361	5,539
DSUs	617	598	1,822	1,416
Sitio OpCo Restricted Stock Awards	568	567	1,690	1,684
RSUs Converted in the Brigham Merger	62	62	185	184
PSUs Converted in the Brigham Merger	25	26	77	77
Total	$6,251	$4,368	$17,558	$14,474
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

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2024.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	468,112	$25.65
Granted	242,586	22.11
Forfeited	(37,321)	24.65
Vested	(122,545)	26.06
Unvested at September 30, 2024	550,832	$24.06
As of September 30, 2024, there was approximately $10.0 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 2 years.
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
The following table summarizes activity related to unvested DSUs for the nine months ended September 30, 2024.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	93,680	$25.38
Granted	101,440	24.12
Forfeited	—	—
Vested	(119,040)	25.11
Unvested at September 30, 2024	76,080	$24.12
As of September 30, 2024, there was approximately $1.5 million of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.6 years.
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
The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2023	43.57% - 52.71%	3.97% - 4.60%	0.00%
2024	39.76% - 41.09%	4.41% - 4.48%	0.00%
The following table summarizes activity related to unvested PSUs for the nine months ended September 30, 2024.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	830,188	$30.82
Granted	566,568	24.71
Forfeited	(10,848)	32.86
Vested	—	—
Unvested at September 30, 2024	1,385,908	$28.31
As of September 30, 2024, there was approximately $20.0 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.8 years.
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
The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the nine months ended September 30, 2024.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	11,040	$30.15
Granted	—	—
Forfeited	—	—
Vested	(5,518)	30.15
Unvested at September 30, 2024	5,522	$30.15

As of September 30, 2024, there was approximately $115,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of approximately 0.5 years.
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
The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the nine months ended September 30, 2024.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	7,638	$30.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2024	7,638	$30.15
As of September 30, 2024, there was approximately $48,000 of unamortized equity-based compensation expense related to unvested PSUs converted in the Brigham Merger, which is expected to be recognized over a weighted average period of 0.5 years.
Sitio OpCo Restricted Stock Awards
The following table summarizes activity related to unvested Sitio OpCo restricted stock awards ("RSAs") for the nine months ended September 30, 2024.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	232,145	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Unvested at September 30, 2024	154,763	$29.12
As of September 30, 2024, there was approximately $3.8 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 1.7 years.
Note 10. Warrants
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
Due to certain circumstances that could have required the Company to settle the warrants in cash, the warrants were classified as derivative liabilities, as opposed to an equity contract. Therefore, the warrants were remeasured at fair value each reporting period with the change in fair value recorded in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized a gain of $8.0 thousand and $3.0 million, respectively, attributable to a decrease in the fair value of the warrants. No such expense was recognized for the three and nine months ended September 30, 2024 due to the aforementioned expiration of the warrants in August 2023.
Note 11. Derivative Instruments
Commodity Derivatives
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
The Company’s oil and gas swap contracts as of September 30, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
October 2024 - December 2024	3,300	$82.66
January 2025 - June 2025	1,100	$74.65

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Price per MMBtu
October 2024 - December 2024	500	$3.41
The Company’s oil and gas two-way commodity collar contracts as of September 30, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
October 2024 - December 2024	11,400	$4.00	$7.24
January 2025 - June 2025	11,600	$3.31	$10.34
The Company was not party to any basis swaps or three-way collar contracts as of September 30, 2024 and December 31, 2023.

Financial Summary
The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024	December 31, 2023
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$9,066	$19,080
Commodity contracts	Long-term assets	—	3,440
Total asset derivatives		$9,066	$22,520

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$9,066	$22,520
The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2024			December 31, 2023
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$9,252	$(186)	$9,066	$23,401	$(881)	$22,520
Commodity derivative liabilities	(186)	186	—	(881)	881	—
The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended		Nine Months Ended
	Statement of income location	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Commodity derivatives gains (losses)	Other income	$7,785	$(24,125)	$(2,872)	$(3,250)
Interest rate derivative gains	Other income	—	9	—	456
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

Note 12. Fair Value Measurement
The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. During the nine months ended September 30, 2023, the Company identified an impairment indicator related to its proved properties in the Appalachian Basin which indicated the carrying value of the assets exceeded the estimated future undiscounted cash flows. The Company determined the fair value of such proved properties based on estimates of future proved reserves, future commodity prices, and future production volumes, and then applied a discount rate commensurate with the assets. As a result, the Company recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the nine months ended September 30, 2023. No impairment of proved properties was recorded for the three and nine months ended September 30, 2024. No impairment of unproved properties was recorded for the three and nine months ended September 30, 2024 and 2023. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.
The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. See “Note 11 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.
The carrying values of cash, accrued revenue, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates which are reflective of market rates (Level 2). The fair value of debt outstanding pursuant to our 2028 Senior Notes was $627.7 million as of September 30, 2024 based on quoted prices for markets that are not active (Level 2).
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
Note 13. Income Taxes
The Company uses the asset and liability method for accounting for income taxes and updates its annual effective income tax rate on a quarterly basis. Under this method an estimated annual effective rate is applied to the Company’s year-to-date income excluding discrete items which are recorded when settled.
We are subject to U.S. federal and state income taxes as a corporation. The Company recorded income tax expense of $11.7 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively. The tax expense was $4.1 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Our provisions for income taxes differ from amounts that would be provided by applying the U.S. federal statutory tax rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest holders which is not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
Note 14. Commitments and Contingencies
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

Note 15. Subsequent Events
Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.
Cash Dividends
On November 6, 2024, the Company declared a cash dividend of $0.28 per share of Class A Common Stock with respect to the third quarter of 2024. The dividend is payable on November 27, 2024 to the stockholders of record at the close of business on November 19, 2024.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. Factors that could cause actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the following risks and uncertainties:
•our ability to identify, complete and integrate operations or realize any anticipated benefits, synergies, savings or growth of acquisitions of properties, businesses or technologies;
•our ability to retain and hire key personnel;
•our ability to finance our obligations;
•our ability to execute our business strategy;
•changes in general economic, business or industry conditions, and market volatility, including as a result of slowing growth, the inflation rate, central bank policy, and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia and the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including heightened tensions with Iran, Lebanon and Yemen;
•the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of recently announced prolonged production cuts by OPEC and the armed conflict in Ukraine and Israel, including heightened tensions with Iran, Lebanon and Yemen, and the effect such conflict has had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
•commodity price volatility of realized oil and natural gas prices;
•the level of production on our properties;
•overall and regional supply and demand factors, delays, or interruptions of production;
•our ability to replace our oil and natural gas reserves;
•competition in the oil and natural gas industry;
•conditions in the capital markets and our ability, and the ability of our operators, to obtain capital or financing on favorable terms or at all;
•title defects in the properties in which we invest;
•risks associated with the drilling and operation of crude oil and natural gas wells, including uncertainties with respect to identified drilling locations and estimates of reserves;
•the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
•restrictions on the use of water;
•the availability of pipeline capacity and transportation facilities;

•the ability of our operators to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals, particularly in Colorado where recently adopted regulations may result in delays in receiving, or in the ability to receive, oil and gas permits by our operators and recently introduced legislation may limit our operators’ ability to produce oil and gas during certain times of year or at all;
•the impact of environmental, health and safety and other governmental regulations, including those that may result from the U.S. Supreme Court’s decision overturning the Chevron deference doctrine, and of current or pending legislation, including federal and state legislative and regulatory initiatives relating to hydraulic fracturing and the impact of the IRA 2022 and any related legislation, regulations or changes in policy;
•future operating results;
•risk related to our hedging activities;
•our ability to successfully implement our Share Repurchase Program;
•exploration and development drilling prospects, inventories, projects, and programs of our operators;
•the impact of reduced drilling activity in our focus areas and uncertainty in whether development projects will be pursued;
•operating hazards faced by our operators;
•evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or other with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions;
•technological advancements;
•weather conditions, natural disasters and other matters beyond our control; and
•certain risk factors discussed elsewhere in this quarterly report.
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
Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling and production activities may justify revisions of estimates that were made previously. If significant, such revisions could impact our strategy. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that we expect our operators to ultimately recover. Should one or more of the risks or uncertainties described under “Risk Factors” in this quarterly report occur, Sitio’s actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Overview
As of September 30, 2024, we owned mineral and royalty interests representing approximately 270,000 NRAs when adjusted to a 1/8th royalty. For the three months ended September 30, 2024, the average net daily production associated with our mineral and royalty interests was 38,585 BOE/d, consisting of 19,134 Bbls/d of oil, 64,130 Mcf/d of natural gas and 8,763 Bbls/d of NGLs. Since our predecessor’s formation in November 2016, we have accumulated our acreage position by making 206 acquisitions through September 30, 2024. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.
Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the nine months ended September 30, 2024, our production and ad valorem taxes were approximately $3.35 per BOE, relative to an average realized price of $44.63 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.
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

During the nine months ended September 30, 2024, the Company repurchased 3,582,033 shares of its Class A Common Stock in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $23.20 upon repurchase by the Company, inclusive of third-party commissions. During the nine months ended September 30, 2024, the Company repurchased and immediately canceled 897,457 Sitio OpCo Partnership Units together with an equivalent number of shares of Class C Common Stock under the Share Repurchase Program. The repurchased Sitio OpCo Partnership Units were recorded at a weighted average price of $24.67. As of September 30, 2024, the Company’s remaining share repurchase authorization was $94.8 million.
Acquisitions
Through September 30, 2024, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 206 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.
Production and Operations
Our average daily production during the three months ended September 30, 2024 and 2023 was 38,585 BOE/d (50% crude oil) and 36,900 BOE/d (48% crude oil), respectively. For the three months ended September 30, 2024, we received an average of $74.67 per Bbl of crude oil, $0.45 per Mcf of natural gas and $17.11 per Bbl of NGLs, for an average realized price of $41.65 per BOE. For the three months ended September 30, 2023, we received an average of $80.21 per Bbl of crude oil, $1.54 per Mcf of natural gas and $18.14 per Bbl of NGLs, for an average realized price of $45.00 per BOE. We anticipate that our price realizations for natural gas may continue to be lower than comparative periods in 2023 due to pipeline capacity constraints in the Permian Basin. This may not be alleviated until sufficient pipeline takeaway capacity comes online to meet demand.
As of September 30, 2024, we had 45,397 gross (333.1 net) producing horizontal wells on our acreage. Additionally, as of September 30, 2024, there were 5,503 gross (27.5 net) horizontal wells in various stages of drilling or completion and 3,809 gross (21.4 net) active horizontal drilling permits on our acreage.
Economic Indicators
The economy has experienced elevated inflation levels in recent years. In order to manage such inflation risk in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of elevated interest rates in an effort to decrease inflation on a long-term basis. These interest rate increases have generally impacted our borrowing costs as borrowings on the Sitio Revolving Credit Facility are at variable rates which fluctuate with broader interest rates in the market.
Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation and a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs. While inflationary pressures in the United States' economy have begun to subside and the Federal Reserve has recently lowered the federal funds rate, we continue to be impacted by the elevated level of interest rates as compared to recent years. Although the Federal Reserve made cuts to benchmark interest rates in September 2024 and it is currently anticipated that it will make additional cuts, there is no guarantee that such additional cuts will occur. Any subsequent increases in benchmark interest rates could have the effect of further raising our borrowing costs.
The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia, the conflict in the Israel-Gaza region and increases in hostilities elsewhere in the Middle East, including tensions with Iran, Lebanon and Yemen. It has also been impacted by, among other events, the uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the conflict in the Israel-Gaza region and elsewhere in the Middle East, and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any further escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts by OPEC and others, including OPEC’s recent extensions of its voluntary production cuts. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Consolidated Results
The following table summarizes our consolidated revenue and expenses and production data for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Variance
Statement of Operations Data:
Revenue:
Crude oil	$131,438	$129,705	1,733	*
Natural gas	2,629	9,569	(6,940)	(73)%
NGLs	13,791	13,492	299	2%
Lease bonus	1,286	3,379	(2,093)	(62)%
Other Revenue	231	565	(334)	(59)%
Total revenues	149,375	156,710	(7,335)	(5)%
Operating Expenses:
Depreciation, depletion and amortization	$78,093	$80,716	(2,623)	(3)%
General and administrative	14,382	12,044	2,338	19%
Severance and ad valorem taxes	10,196	12,124	(1,928)	(16)%
Total operating expenses	102,671	104,884	(2,213)	(2)%
Net income from operations	46,704	51,826	(5,122)	(10)%
Other Income (Expense):
Interest expense (net)(1)	$(22,511)	$(26,373)	3,862	(15)%
Change in fair value of warrant liability	—	8	(8)	*
Loss on extinguishment of debt	—	(687)	687	*
Commodity derivatives gains (losses)	7,785	(24,125)	31,910	*
Interest rate derivative gains	—	9	(9)	*
Net income before taxes	31,978	658	31,320	*
Income tax expense	(4,111)	(383)	(3,728)	*
Net income	27,867	275	27,592	*
Net (income) loss attributable to noncontrolling interest	(15,304)	12	(15,316)	*
Net income attributable to Class A stockholders	12,563	287	12,276	*
(1)Interest expense is presented net of interest income.
*Not applicable or meaningful

	Three Months Ended September 30,
	2024	2023	Variance
Production Data:
Crude oil (MBbls)	1,760	1,617	143	9%
Natural gas (MMcf)	5,900	6,203	(303)	(5)%
NGLs (MBbls)	806	744	62	8%
Total (MBOE)(6:1)	3,549	3,395	155	5%
Average daily production (BOE/d)(6:1)	38,585	36,900	1,680	5%
Average Realized Prices:
Crude oil (per Bbl)	$74.67	$80.21	(5.54)	(7)%
Natural gas (per Mcf)	0.45	1.54	(1.09)	(71)%
NGLs (per Bbl)	17.11	18.14	(1.03)	(6)%
Combined (per BOE)	41.65	45.00	(3.35)	(7)%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$75.96	$82.21	(6.25)	(8)%
Natural gas (per Mcf)	0.78	1.84	(1.06)	(58)%
NGLs (per Bbl)	17.11	18.14	(1.03)	(6)%
Combined (per BOE)	42.85	46.49	(3.64)	(8)%
Revenue
Our consolidated revenues for the three months ended September 30, 2024 decreased as compared to the corresponding period in 2023. The decrease in revenues was due to a decrease in mineral and royalty revenue, lease bonus and other income. The decrease in mineral and royalty revenue was due to a decrease in average realized price of 7% and the sale of certain non-core properties in December 2023, which was partially offset by an overall increase in our production volumes.
Oil revenue for the three months ended September 30, 2024 increased as compared to the corresponding prior period in 2023 due to a 9% increase in oil production volumes, partially offset by a 7% decrease in average realized price.
Natural gas revenue for the three months ended September 30, 2024 decreased significantly as compared to the corresponding prior period. The decrease was primarily due to a 71% decrease in average realized prices and a 5% decrease in production volumes.
NGLs revenue for the three months ended September 30, 2024 increased as compared to the corresponding prior period. This increase was due to an 8% increase in production volumes partially offset by a 6% decrease in average realized price.
Lease bonus for the three months ended September 30, 2024 decreased as compared to the corresponding prior period. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing.
Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability. Other revenues were minimal for the three months ended September 30, 2024 as well as the corresponding prior period.
Operating Expenses
Depreciation, depletion and amortization expense decreased for the three months ended September 30, 2024 as compared to the corresponding prior period. The decrease was due to a lower depletion rate, which was $21.97 per BOE for the three months ended September 30, 2024 compared to $23.74 per BOE for the corresponding prior period.
General and administrative expense increased for the three months ended September 30, 2024 as compared to the corresponding prior period. The increase was primarily due to a $1.9 million increase in stock based compensation.

Severance and ad valorem taxes decreased for the three months ended September 30, 2024 as compared to the corresponding prior period. The decrease was primarily due to the decrease in commodity prices.
Other Income and Expenses
Interest expense relates to interest incurred on borrowings under the Sitio Revolving Credit Facility, the 2028 Senior Notes and the 2026 Senior Notes. Interest expense decreased during the three months ended September 30, 2024 as compared to the corresponding prior period. The decrease was primarily due to a lower average interest rate on our 2028 Senior Notes during the three months ended September 30, 2024 as compared to interest rates on our 2026 Senior Notes during the three months ended September 30, 2023.
Commodity derivatives gains totaled $7.8 million for the three months ended September 30, 2024 as compared to a loss of $24.1 million in the corresponding prior period. The gain in 2024 was due to commodity price decreases during the three months ended September 30, 2024 as compared to the loss related to commodity price increases in the corresponding prior period.
Income tax expense was $4.1 million for the three months ended September 30, 2024 compared to $0.4 million in the corresponding prior period due to higher net income in the current year period.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Consolidated Results
The following table summarizes our consolidated revenue and expenses and production data for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Variance
Statement of Operations Data:
Revenue:
Crude oil	$402,226	$359,442	42,784	12%
Natural gas	14,361	32,745	(18,384)	(56)%
NGLs	44,758	38,700	6,058	16%
Lease bonus	5,695	11,873	(6,178)	(52)%
Other Revenue	2,274	1,242	1,032	83%
Total revenues	469,314	444,002	25,312	6%
Operating Expenses:
Depreciation, depletion and amortization	239,896	222,718	17,178	8%
General and administrative	40,849	37,786	3,063	8%
Severance and ad valorem taxes	34,655	32,927	1,728	5%
Impairment of oil and natural gas properties	—	25,617	(25,617)	*
Total operating expenses	315,400	319,048	(3,648)	(1)%
Net income from operations	153,914	124,954	28,960	23%
Other Income (Expense):
Interest expense (net)(1)	(63,709)	(71,735)	8,026	(11)%
Change in fair value of warrant liability	—	2,950	(2,950)	*
Loss on extinguishment of debt	—	(1,470)	1,470	*
Commodity derivatives losses	(2,872)	(3,250)	378	(12)%
Interest rate derivative gains	—	456	(456)	*
Net income before taxes	87,333	51,905	35,428	68%
Income tax expense	(11,733)	(6,884)	(4,849)	70%
Net income	75,600	45,021	30,579	68%
Net income attributable to noncontrolling interest	(41,715)	(22,877)	(18,838)	82%
Net income attributable to Class A stockholders	33,885	22,144	11,741	53%
(1)Interest expense is presented net of interest income.
*Not applicable or meaningful

	Nine Months Ended September 30,
	2024	2023	Variance
Production Data:
Crude oil (MBbls)	5,219	4,786	433	9%
Natural gas (MMcf)	16,808	17,214	(406)	(2)%
NGLs (MBbls)	2,316	1,996	320	16%
Total (MBOE)(6:1)	10,337	9,651	686	7%
Average daily production (BOE/d)(6:1)	37,725	35,349	2,376	7%
Average Realized Prices:
Crude oil (per Bbl)	$77.07	$75.11	$1.96	3%
Natural gas (per Mcf)	$0.85	$1.90	$(1.05)	(55)%
NGLs (per Bbl)	$19.32	$19.39	$(0.07)	—%
Combined (per BOE)	$44.63	$44.65	$(0.02)	—%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$77.95	$77.95	$—	—%
Natural gas (per Mcf)	$1.21	$2.20	$(0.99)	(45)%
NGLs (per Bbl)	$19.32	$19.39	$(0.07)	—%
Combined (per BOE)	$45.66	$46.59	$(0.93)	(2)%
Revenue
Our consolidated revenues for the nine months ended September 30, 2024 increased as compared to the nine months ended September 30, 2023. The increase in revenues was primarily due to an increase in oil and NGLs revenue partially offset by a decrease in natural gas and lease bonus revenue. The increase in mineral and royalty revenue was primarily due to an increase in our production volumes of 7%. The increase in production was due to outperformance and timing, and was partially offset by the sale of certain non-core properties in December 2023.
Oil revenue for the nine months ended September 30, 2024 increased as compared to the corresponding period in 2023. The increase was due to a 9% increase in production volumes as well as a 3% increase in average realized price.
Natural gas revenue for the nine months ended September 30, 2024 decreased as compared to the corresponding prior period. The decrease was due to a 55% decrease in average realized price as well as a 2% decrease in production.
NGLs revenue for the nine months ended September 30, 2024 increased as compared to the corresponding prior period. The increase was related to a 16% increase in production.
Lease bonus for the nine months ended September 30, 2024 decreased as compared to the corresponding prior period. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing.
Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability. Other revenues increased 83% for the nine months ended September 30, 2024 as compared to the corresponding prior period.
Operating Expenses
Depreciation, depletion and amortization expense increased for the nine months ended September 30, 2024 as compared to the corresponding prior period. The increase was due to a 7% increase in production and a higher average depletion rate, which was $23.17 per BOE for the nine months ended September 30, 2024 compared to $23.04 per BOE for the nine months ended September 30, 2023.

General and administrative expense increased for the nine months ended September 30, 2024 as compared to the corresponding prior period. The increase was due to $1.4 million in additional employee compensation and benefits related to increased headcount as well as a $3.1 million increase in stock based compensation. These increases were partially offset by decreases in mineral transaction costs of $2.3 million.
Severance and ad valorem taxes increased for the nine months ended September 30, 2024 as compared to the corresponding prior period. The increase was primarily due to the increase in mineral and royalty interests from our acquisitions.
Impairment of oil and natural gas properties decreased for the nine months ended September 30, 2024 as compared to the corresponding prior period. During the nine months ended September 30, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices, whereas there was no impairment of oil and natural gas properties recognized for the nine months ended September 30, 2024.
Other Income and Expenses
Interest expense relates to interest incurred on borrowings under the Sitio Revolving Credit Facility, the 2028 Senior Notes and the 2026 Senior Notes. Interest expense decreased during the nine months ended September 30, 2024 as compared to the corresponding prior period. The decrease was primarily due to a lower average interest rate on our 2028 Senior Notes during the nine months ended September 30, 2024 as compared to interest rates on our 2026 Senior Notes during the nine months ended September 30, 2023.
The change in fair value of the warrant liability decreased from $2.9 million to $0.0 million for the nine months ended September 30, 2024 as compared to the corresponding prior period. The decrease was attributable to the warrants expiring in August 2023. They are no longer outstanding.
Commodity derivatives losses decreased for the nine months ended September 30, 2024 as compared to the corresponding prior period. In 2022, we entered into oil and gas fixed price swaps and two-way collars to manage commodity price risks associated with production from certain of our acquisitions. The commodity derivatives losses were due to commodity price increases during the nine months ended September 30, 2024 and 2023.
Income tax expense increased for the nine months ended September 30, 2024 as compared to the corresponding prior period. This was primarily due to an increase in net income before income tax expense as compared to the corresponding prior period.

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
As of September 30, 2024, our liquidity was $455.5 million, comprised of $8.5 million of cash and cash equivalents and $447.0 million of availability under the Sitio Revolving Credit Facility.
Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 (in thousands):

	Nine Months Ended September 30,
Statement of Cash Flows Data:	2024	2023	Variance
Net cash provided by (used in):
Operating activities	$356,731	$354,818	$1,913	1%
Investing activities	(191,153)	(172,089)	(19,064)	11%
Financing activities	(172,266)	(200,208)	27,942	-14%
Net decrease in cash and cash equivalents	$(6,688)	$(17,479)	$10,791	-62%
Operating Activities
Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2024 were $356.7 million as compared to $354.8 million for the nine months ended September 30, 2023. The increase was primarily a result of variability in timing of cash receipts for our royalty revenues.
Investing Activities
Cash flows used in investing activities totaled $191.2 million for the nine months ended September 30, 2024 as compared to $172.1 million for the nine months ended September 30, 2023. The increase was due to acquisitions of oil and gas properties, net of purchase price adjustments, for a total of $190.8 million for the nine months ended September 30, 2024, as compared to $172.1 million for the nine months ended September 30, 2023.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2024 totaled $172.3 million as compared to $200.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 net borrowings under the Sitio Revolving Credit Facility were $35.0 million higher than the corresponding prior period. Net borrowings were higher during the nine months ended September 30, 2024 due to increased acquisition activity. We had a $22.5 million decrease in dividends paid to holders of Class A Common Stock and a $30.4 million decrease in distributions paid to noncontrolling interest holders. These decreases were offset by $104.8 million in repurchases of Class A Common Stock and Sitio OpCo Partnership Units compared to none in the corresponding prior period.
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
The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at September 30, 2024 and December 31, 2023.
2028 Senior Notes
As of September 30, 2024 and December 31, 2023, the Company had $600.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrued from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.
The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of September 30, 2024 and December 31, 2023.

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
Contractual Obligations
As of September 30, 2024, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2028 Senior Notes and operating lease agreements for office space. Please see “—Our Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2028 Senior Notes” for a description of the 2028 Senior Notes.

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
For the nine months ended September 30, 2024, a $1.00 per Bbl change in our realized oil price would have resulted in a $5.2 million change in our oil revenues. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.7 million change in our natural gas revenues. A $1.00 per Bbl change in NGL prices would have resulted in a $2.3 million change in our NGL revenues. Royalties on oil, natural gas, and NGL sales contributed 86%, 3%, and 10% of our mineral and royalty revenues, respectively, for the nine months ended September 30, 2024.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility during the nine months ended September 30, 2024 was 8.43%. We estimate that an increase of 1.0% in the average interest rate during the nine months ended September 30, 2024 would have resulted in an approximate $2.7 million increase in interest expense.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet be Repurchased as Part of Publicly Announced Plans (in thousands)(3)
July 1, 2024 - July 31, 2024	56,457	24.38	54,302	$122,451
August 1, 2024 - August 31, 2024	436,219	21.92	436,219	$112,888
September 1, 2024 - September 30, 2024	861,759	21.05	861,375	$94,751
Total	1,354,435		1,351,896
(1)The total number of shares purchased includes 2,539 shares repurchased representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards.
(2)Excludes excise taxes accrued related to stock repurchases.
(3)On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. During the three months ended September 30, 2024, we repurchased 1,351,896 shares of Class A Common Stock for approximately $29.0 million under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of the Company, adopted on December 29, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 29, 2022).
10.1†	Sitio Royalties Corp. Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2024).
10.2†	Form of Participation Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2024).
10.3†	Form of Notice of Restrictive Covenants, Including Covenant Not to Compete (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
*Filed herewith.
**Furnished herewith.
†Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: November 6, 2024	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: November 6, 2024	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2024	By:	/s/ Dawn K. Smajstrla
Dawn K. Smajstrla
Chief Accounting Officer
(Principal Accounting Officer)