Form 10-K
period 2024-12-31
Sitio Royalties Corp.
filed 2025-02-26
CIK 1949543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 28, 2024 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A Common Stock, par value $0.0001 per share, on the New York Stock Exchange was $1.9 billion. As of February 24, 2025, there were 78,113,664 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 73,391,244 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Natural gas liquids, NGL or NGLs. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline.
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
•changes in general economic, business or industry conditions, and market volatility, including as a result of slowing growth, the inflation rate, changes in U.S. trade policy, including the imposition of tariffs, central bank policy, and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia and the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including heightened tensions with Iran, Lebanon and Yemen;
•the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of voluntary production cuts by OPEC and others, including any additional extensions of such voluntary production cuts or the duration thereof, and the armed conflict in Ukraine and Israel, including heightened tensions with Iran, Lebanon and Yemen, and the effect such conflicts have had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
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
•our ability to successfully implement our Share Repurchase Program (defined below);
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
•technological advancements;
•weather conditions, natural disasters and other matters beyond our control; and
•the other risks identified in this Annual Report on Form 10-K, including, without limitation, those under Item 1A. “Risk Factors,” Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
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

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could impact our strategy. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that we expect our operators to ultimately recover. Should one or more of the risks or uncertainties described under “Risk Factors” in this Annual Report occur, Sitio’s actual results and plans could differ materially from those expressed in any forward-looking statements.
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

SUMMARY RISK FACTORS
Risks Related to Sitio’s Business
•A substantial majority of Sitio’s revenues from the crude oil and gas producing activities of its E&P operators are derived from royalty payments that are based on the price at which crude oil, natural gas and NGLs produced from the acreage underlying its interests are sold. Prices of crude oil, natural gas and NGLs are volatile due to factors beyond Sitio’s control. A substantial or extended decline in commodity prices may adversely affect Sitio’s business, financial condition, results of operations and cash flows.
•Sitio depends on various unaffiliated E&P operators for all of the exploration, development and production on the properties underlying its mineral and royalty interests. Substantially all of Sitio’s revenue is derived from royalty payments made by these E&P operators. A reduction in the production from wells and/or expected number of wells to be drilled on Sitio’s acreage by these E&P operators or the failure of its E&P operators to adequately and efficiently develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows. Some of the E&P operators of the properties underlying Sitio’s mineral and royalty interests are not contractually obligated to undertake any development activities, so any development and production activities will be subject to their discretion.
•Sitio depends in part on acquisitions to grow its reserves, production and cash flows. Sitio’s failure to successfully identify, complete and integrate acquisitions of properties or businesses could materially and adversely affect its growth, results of operations and cash flows.
•Sitio may acquire properties that do not produce as projected, and it may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.
•Project areas on Sitio’s properties, which are in various states of development, may not yield oil, natural gas, or NGLs in commercially viable quantities.
•Investment in new business ventures could prove unsuccessful, disrupt Sitio’s ongoing business, present risks not originally contemplated and materially adversely affect Sitio’s business, reputation, results of operations and financial condition.
•Acquisitions and Sitio’s E&P operators’ development of Sitio’s leases will require substantial capital, and Sitio and its E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all, including as a result of increases in cost of capital resulting from Federal Reserve policies and otherwise.
•The development of Sitio’s PUDs may take longer and may require higher levels of capital expenditures from the E&P operators of Sitio’s properties than Sitio or they currently anticipate.
•Changes in general economic, business or industry conditions and inflation may have a material adverse effect on Sitio’s results of operations, cash flows and financial position.
•To achieve a more predictable cash flow and to reduce Sitio’s exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, Sitio currently has entered, and may in the future enter, into derivative contracts for a portion of its future oil, natural gas and NGLs production. These derivative contracts may expose Sitio to the risk of financial loss and reduce earnings in some circumstances and may limit the benefit Sitio would receive from increases in the prices for oil, natural gas and NGLs.
•Sitio’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.
Risks Related to Sitio’s Industry
•If commodity prices decrease to a level such that Sitio’s future undiscounted cash flows from its properties are less than their carrying value, Sitio may be required to take write-downs of the carrying values of its properties.
•The marketability of crude oil, natural gas and NGLs production is dependent upon transportation, pipelines and refining facilities, which neither Sitio nor many of its E&P operators control. Any limitation in the availability of those facilities could interfere with Sitio’s E&P operators’ ability to market Sitio’s or its E&P operators’ production and could harm Sitio’s business.
Risks Related to Environmental and Regulatory Matters
•The IRA 2022 could accelerate the transition to a low carbon economy and will impose, separately, new costs on the operations of Sitio’s E&P operators.
•Crude oil, natural gas and NGLs operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Sitio’s E&P operators, and failure to comply could result in its E&P operators incurring significant liabilities, either of which may impact its E&P operators’ willingness to develop Sitio’s interests.
•Recent regulatory changes in Colorado relating to oil and natural gas permits could cause Sitio’s E&P operators in Colorado to incur increased costs and experience operational delays and result in fewer potential drilling locations.
•Federal and state legislative and regulatory initiatives relating to hydraulic fracturing, methane emissions, freshwater sourcing, produced water transportation and/or disposal, and/or seismic activity, could cause Sitio’s E&P operators to incur increased costs, additional operating restrictions or delays and fewer potential drilling locations.
•Conservation measures, technological advances, general concern about the environmental impact of the production and use of fossil fuels and environmental, social and governance (“ESG”) matters could materially reduce demand for crude oil, natural gas and NGLs, and availability of capital and adversely affect Sitio’s results of operations.
Risks Relating to Sitio’s Financial and Debt Arrangements
•Any significant contraction in the reserve-based lending syndication market may negatively impact Sitio’s ability to fund its operations.
•Restrictions in Sitio’s and its subsidiaries’ current and future debt agreements and credit facilities could limit Sitio’s growth and its ability to engage in certain activities.
•Sitio’s debt levels may limit its flexibility to obtain additional financing and pursue other business opportunities.
Risks Relating to Sitio’s Organization and Structure
•Because Sitio is a holding company whose sole material asset is its equity interest in Sitio Royalties Operating Partnership, LP (“Sitio OpCo”), it is dependent upon distributions and other payments from Sitio OpCo to pay taxes, cover its corporate and other overhead expenses and pay any dividends on its Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”).
•Sitio’s sponsors hold a significant amount of the outstanding Class C Common Stock, par value $0.0001 per share (“Class C Common Stock” and together with the Class A Common Stock, the “Common Stock”), that provides them with significant influence over Sitio, and their interests may conflict with those of Sitio’s other stockholders.
•A significant portion of Sitio’s total outstanding shares may be sold into the market in the near future. This could cause the market price of its Class A Common Stock to drop significantly, even if Sitio’s business is doing well.

PART I
Unless the context clearly indicates otherwise, references in this Annual Report on Form 10-K to “Sitio,” the “Company,” “we,” “our,” “us” or similar terms refer to Sitio Royalties Corp. and its subsidiaries.
Item 1.             Business
Overview
Sitio acquires, owns and manages high-quality mineral and royalty interests across premium basins in the United States with the objective of generating cash flow from operations that can be returned to shareholders as dividends or through share repurchases, utilized to pay down debt obligations, and reinvested to expand its base of cash flow generating assets. Sitio leases its mineral interests to oil and gas E&P companies. Sitio’s leases permit E&P companies to explore for and produce oil, natural gas and natural gas liquids from its properties and entitle Sitio to receive a percentage of the proceeds from the sales of these commodities. Unlike owners of working interests in oil and gas properties, Sitio is not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production. As a mineral and royalty owner, Sitio incurs only its proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs.
As of December 31, 2024, Sitio owned mineral and royalty interests representing approximately 273,100 NRAs when adjusted to a 1/8th royalty. Unless otherwise indicated, references to financial and operating information on a “pro forma basis” as of and for the year ended December 31, 2022 refer to the historical financial and operating information of Sitio, as adjusted to give pro forma effect to (i) the Falcon Merger (defined below) and (ii) the Brigham Merger (defined below), in each case as if the transaction had occurred at the beginning of the period presented. For the year ended December 31, 2024, the average net daily production associated with Sitio’s mineral and royalty interests was 38,517 BOE/d consisting of 19,128 Bbls/d of oil, 64,363 Mcf/d of natural gas and 8,661 Bbls/d of NGLs. Since Sitio’s original Predecessor’s (defined below) formation in November 2016, it has accumulated its acreage position through 209 acquisitions as of December 31, 2024. Sitio expects to continue to add to its mineral and royalty asset base by making acquisitions that meet its investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation, regulatory environment, and, most importantly, rate of return.
Sitio’s assets are focused primarily in the Permian Basin in West Texas and Southeast New Mexico, with additional assets across productive and high-quality areas of the United States, including the Denver-Julesburg (“DJ”) Basin in Colorado and Wyoming, Eagle Ford in South Texas, and Williston Basin in North Dakota. As of December 31, 2024, approximately 74% of Sitio’s NRAs were located in the Permian Basin, 15% in the DJ Basin, 8% in the Eagle Ford, and 3% in the Williston Basin. Sitio believes the basins in which its assets are located offer some of the most compelling rates of return for domestic E&P companies and significant potential for mineral and royalty income growth. For example, as a result of these compelling rates of return, development activity in the Permian Basin has outpaced all other onshore U.S. oil and gas basins since the end of 2016. This development activity has driven Permian Basin production to grow faster than production in the rest of the United States.
Since January 1, 2016, Sitio has evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 209 acquisitions from landowners and other mineral interest owners, representing approximately 295,300 NRAs as of December 31, 2024. In addition to completing numerous small transactions, Sitio has completed a total of 24 transactions larger than 1,500 NRAs that account for approximately 92% of its NRAs. Sitio has acquired mineral and royalty interests from individuals, families, trusts, partnerships, small minerals aggregators, minerals brokers, large private minerals companies and private E&P companies. Sitio’s acquisition strategy is differentiated by its proactive focus on building relationships with owners of high-quality mineral and royalty interest positions. Sitio also actively manages its portfolio of assets through portfolio optimization. In December 2023, Sitio sold all of its mineral and royalty interests in the Appalachian Basin in Pennsylvania, West Virginia and Ohio and in the Anadarko Basin in Oklahoma, representing approximately 22,400 NRAs.
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

Sitio’s Key Producing Regions
Permian Basin
As of December 31, 2024, the Permian Basin had the highest level of horizontal drilling activity in the United States, according to Baker Hughes. The Permian Basin includes three geologic provinces: the Delaware Basin to the west, the Midland Basin to the east and the Central Basin Platform in between. The Delaware Basin is identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,900 foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers and significant midstream infrastructure in place or actively under construction. The Midland Basin is also identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,500 foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers and significant midstream infrastructure in place or actively under construction. According to the United States Geological Survey (“USGS”), the Delaware Basin contains the largest recoverable reserves among all unconventional basins in the United States. The average net daily production attributable to Sitio’s net royalty interests in the Permian Basin was 28,923 BOE/d (49% crude oil) for the three months ended December 31, 2024.
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
Other Basins
DJ Basin
The DJ Basin is located in Northeast Colorado and Southeast Wyoming, with the majority of operator horizontal drilling activity located in Weld and Broomfield Counties, Colorado, and Laramie County, Wyoming. Based on Sitio’s geologic and engineering interpretations as well as current delineation efforts by operators, Sitio believes its mineral and royalty interests in the DJ Basin are prospective for four or more producing zones of economic horizontal development including the Niobrara A, B and C and Codell formations. The average net daily production attributable to Sitio's net royalty interests in the DJ Basin was 6,619 BOE/d (42% crude oil) for the three months ended December 31, 2024.
Eagle Ford
The Eagle Ford is one of the largest oil fields in North America with an aerial extent that covers approximately 13 million surface acres across multiple counties in South Texas. The Eagle Ford has top-tier single-well economics, is operated by premier E&P companies, and has access to abundant offtake infrastructure in close proximity to the U.S. Gulf Coast.
Sitio’s Eagle Ford assets are concentrated in what Sitio believes is the core of the liquids-rich condensate region of the Eagle Ford in Karnes, DeWitt, and Gonzales Counties, Texas and are characterized by high oil and liquids content and low finding and development costs. In all three of these counties, Sitio also has substantial exposure to the Austin Chalk and Upper Eagle Ford formations, which have experienced increased horizontal development activity, in addition to the more established and historically developed Lower Eagle Ford formation. The average net daily production attributable to Sitio's net royalty interests in the Eagle Ford was 4,540 BOE/d (47% crude oil) for the three months ended December 31, 2024.
Williston Basin
The Williston Basin stretches from western North Dakota into eastern Montana with the majority of operator horizontal drilling activity located in Mountrail, Williams, and McKenzie Counties, North Dakota. Based on Sitio’s geologic and engineering interpretations as well as current operator delineation efforts, Sitio believes its mineral and royalty interests are prospective for two or more producing zones of economic horizontal development including the Bakken and multiple Three Forks benches. The majority of our interests are located in Mountrail, Williams and McKenzie Counties with additional interests owned in Divide, Burke, Dunn, Billings and Stark Counties, North Dakota and Richland County, Montana. The average net daily production attributable to Sitio's net royalty interests in the Williston Basin was 727 BOE/d (58% crude oil) for the three months ended December 31, 2024.

Sitio’s Mineral and Royalty Interests
Sitio’s interests consist of mineral and royalty interests. Mineral interests, which represent approximately 79% of Sitio’s NRAs as of December 31, 2024, are real property interests that are typically perpetual and grant ownership of the crude oil and natural gas underlying a tract of land and the rights to explore for, drill for and produce crude oil and natural gas on that land or to lease those exploration and development rights to a third party. When E&P companies lease those rights from Sitio, usually for a one- to three-year term, Sitio typically receives an upfront cash payment, known as a lease bonus, and it retains a mineral royalty, which entitles it to a percentage (typically up to 25%) of production or revenue from production free of lease operating expenses. A lessee can extend the lease beyond the initial lease term with continuous drilling, production or other operating activities or through negotiated contractual lease extension options. When production and drilling cease, the lease terminates, allowing Sitio to lease the exploration and development rights to another party and receive another lease bonus. As of December 31, 2024, other types of royalty interests, NPRIs and ORRIs, comprised approximately 7% and 14%, respectively, of Sitio’s NRAs. Also, as of December 31, 2024, approximately 92% of Sitio’s total NRAs derived from mineral interests only were leased to E&P operators and other working interest owners. Sitio refers to its mineral interests, NPRIs and ORRIs collectively as Sitio’s “mineral and royalty interests.”
Sitio generates a substantial majority of its revenues and cash flows from its mineral and royalty interests when crude oil, natural gas and NGLs are produced from its acreage and sold by the applicable E&P operators and other working interest owners. Sitio’s revenue generated from these mineral and royalty interests was approximately $611.1 million for the year ended December 31, 2024. Approximately 94% of 2024 total revenues were derived from the sale of oil and NGLs.
As of December 31, 2024, Sitio’s interests covered 146,810 net mineral acres, approximately 93% of which have been leased to E&P operators and other working interest owners with Sitio retaining an average 18.2% royalty. Typically, within the mineral and royalty industry, owners standardize ownership of NRAs to a 12.5%, or a 1/8th, royalty interest, representing the number of equivalent acres earning a 12.5% royalty, which is referred to as an NRA. When adjusted to a 1/8th royalty, Sitio’s mineral interests represent 214,405 NRAs, and its NPRIs and ORRIs represent an additional 58,698 NRAs, totaling 273,103 NRAs in the aggregate. Sitio’s drilling spacing units (“DSUs”), in the aggregate, consist of a total of 4.15 million gross acres, which Sitio refers to as Sitio’s “gross DSU acreage.” Sitio expects to have an ownership interest in all wells that will be drilled within its gross DSU acreage in the future.
The following table summarizes Sitio’s mineral and royalty interest position and the conversion of its interests from net mineral acres to NRAs and 100% royalty acres as of December 31, 2024.

Net Mineral Acres	Average Royalty	NRAs (Mineral Interests)(1)(2)	NRAs (NPRIs)	NRAs (ORRIs)	Total NRAs	100% NRAs(3)	Gross DSU Acres	Implied Average Net Revenue Interest per Well(4)
146,810	18.2%	214,405	20,484	38,214	273,103	34,138	4,147,964	0.8%
(1)Sitio’s mineral interests are based on its average royalty interests across its net mineral acreage position normalized to reflect a 1/8th royalty interest per net mineral acre (i.e., NRAs from mineral and royalty interests are calculated by multiplying 146,810 net mineral acres multiplied by an average royalty of 18.2% and then divided by 12.5%).
(2)All unleased mineral interests are assumed at a 25% royalty interest or 12.5% royalty interest on Relinquishment Act Lands for the Permian Basin, and 20% for Eagle Ford, Bakken, and DJ Basins.
(3)Calculated as 273,103 NRAs multiplied by 12.5%.
(4)Calculated as 34,138 100% royalty acres divided by 4.15 MM gross DSU acres.

As of December 31, 2024
Resource Play/Basin	Net Mineral Acres	Net Royalty Acres (1)	100% Royalty Acres(2)	Gross DSU Acres	Implied Average Net Revenue Interest per Well (3)	Gross Horizontal Producing Well Count as of December 31, 2024 (4)	Average Daily Net Production for the Quarter Ended December 31, 2024 (5) BOE/d
Delaware	80,883	156,543	19,568	1,508,564	1.3%	13,614	20,570
Midland	23,703	45,626	5,703	1,063,809	0.5%	14,555	8,353
DJ	31,397	41,681	5,210	800,410	0.7%	10,975	6,619
Eagle Ford	4,467	21,047	2,631	228,845	1.1%	3,214	4,540
Williston	6,360	8,206	1,026	546,336	0.2%	4,959	727
Total	146,810	273,103	34,138	4,147,964	0.8%	47,317	40,809
(1)Standardized to a 1/8th interest.
(2)Standardized to a 100% interest.
(3)Calculated as number of 100% royalty acres per gross DSU acre.
(4)Represents number of horizontal producing wells across all DSUs in which we participate.
(5)Represents actual production plus allocated accrued volumes attributable to the period presented. Excludes de minimis impact of production from properties divested in 2023.
As of December 31, 2024, we had 47,317 gross (361.7 net) producing horizontal wells on our acreage. Sitio had interests in 5,047 (24.5 net) horizontal wells on which drilling has commenced but are not yet producing, which Sitio refers to as spud wells, and 3,598 (20.4 net) horizontal wells for which permits have been issued to the operators, but on which drilling has not yet commenced, which Sitio refers to as permitted wells as of December 31, 2024.
Sitio’s Reserves and Production
As of December 31, 2024, the estimated proved crude oil, natural gas and NGLs reserves attributable to Sitio’s interests in its underlying acreage were 103,756 MBOE (68% liquids, consisting of 41% crude oil and 27% NGLs), based on a reserve report audited by Cawley, Gillespie & Associates, Inc. (“CG&A”). Of these reserves, approximately 88% were classified as proved developed reserves and approximately 12% were classified as proved undeveloped (“PUD”) reserves. PUD reserves for Sitio included in these estimates relate solely to wells that were spud but not yet producing as of December 31, 2024.
Sitio anticipates E&P operators to continue shifting drilling activity from a focus on drilling single wells to hold acreage towards more drilling in each DSU, particularly on multi-well pads. Furthermore, Sitio expects to see increases in its production, revenue and discretionary cash flows from the development of 5,047 spud wells and 3,598 permitted wells across its interests as of December 31, 2024. Sitio believes its current interests provide the potential for significant long-term organic revenue growth as E&P operators develop its acreage and utilize advancements in drilling and completion techniques to increase crude oil, natural gas and NGL production.
Sitio’s E&P Operators
In addition to utilizing technical analysis to identify attractive mineral and royalty interests, Sitio’s management team strives to acquire mineral and royalty interests in properties with top-tier E&P operators. Sitio seeks E&P operators that are well-capitalized, have a strong operational track record, and that Sitio believes will continue to produce through the application of the latest drilling and completion techniques across its mineral and royalty interests. Approximately 142 E&P operators are currently producing oil and gas from horizontally drilled wells on Sitio’s acreage.
The chart below summarizes the E&P operators of Sitio’s acreage, based on revenue for the twelve months ended December 31, 2024.

Corporate Responsibility Philosophy
Since Sitio’s inception, it has been committed to corporate governance, building and retaining a talented team of minerals professionals, encouraging responsible environmental stewardship by the operators on its acreage and conducting business at a high standard of ethics, accountability and transparency. Sitio’s compensation for its board of directors (the “Board”) and executive management is structured to be well-aligned with shareholders, with incentive compensation for executive management that is 100% equity based, with an emphasis on absolute total shareholder return over a three-year period. Sitio targets minerals under operators with strong environmental track records and prioritizes responsible environmental practices, striving to incentivize E&P companies to avoid flaring natural gas in each new lease. Sitio's form lease agreement, used to permit E&P operators to explore for and produce oil, natural gas and NGLs on its properties, provides an economic disincentive for the flaring of natural gas, which is designed to reduce unnecessary methane and other GHG emissions by the Company’s E&P operators. Presently, Sitio has no environmental liabilities and, due to the nature of our business, no Scope 1 greenhouse gas (“GHG”) emissions. Our minimal Scope 2 emissions are from power consumption at Sitio office locations.
Crude Oil, Natural Gas and NGL Data
The information included in “—Summary of Reserves,” “—PUD Reserves,” and “—Crude Oil, Natural Gas and NGLs Production Prices and Costs” presents Sitio’s (i) proved reserves as of the years ended December 31, 2024, 2023 and 2022 and (ii) operating data as of and for the years ended December 31, 2024, 2023 and 2022, in each case, on an actual basis, without giving pro forma effect to transactions completed after such dates. Assets acquired during 2024 are included in Sitio’s proved reserves and operating data as of December 31, 2024, and operating data attributable to the assets acquired in such acquisitions is included since the date of each respective acquisition for the year ended December 31, 2024 on an actual basis. The assets acquired in 2023 are included in Sitio’s proved reserves and operating data as of December 31, 2023, and operating data attributable to the assets acquired in such acquisitions is included since the date of each respective acquisition for the year ended December 31, 2023 on an actual basis. Assets divested during 2023 are not included in Sitio’s proved reserves and operating data as of December 31, 2023, and operating data attributable to the assets divested during 2023 is included through the date of disposition. The assets acquired in 2022, including through the Falcon Merger and Brigham Merger, are included in Sitio’s proved reserves and operating data as of December 31, 2022, and operating data attributable to the assets acquired in such acquisitions is included since the date of each respective acquisition for the year ended December 31, 2022 on an actual basis.
Preparation of Proved Reserve Estimates
Sitio’s proved reserve estimates as of December 31, 2024, 2023, and 2022 have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and the definitions and guidelines established by the SEC. For the year ended December 31, 2024, the reserve estimates were prepared internally by Sitio’s corporate reserves team of petroleum engineers and subsequently audited by CG&A. For the years ended December 31, 2023 and December 31, 2022, the reserve estimates were prepared directly by CG&A, an independent petroleum engineering firm. Sitio selected CG&A as its independent reserve auditor based on their extensive historical experience and geographic expertise in evaluating similar resources.

In accordance with rules and regulations of the SEC applicable to companies involved in crude oil and natural gas producing activities, proved reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” means deterministically, the quantities of crude oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of Sitio’s proved reserves as of December 31, 2024, 2023 and 2022 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable crude oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods, (ii) material balance-based methods, (iii) volumetric-based methods and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a reasonably high degree of accuracy. Reserve estimates for undeveloped properties were forecast using analogy methods. This method provides a reasonably high degree of accuracy for predicting proved undeveloped reserves for Sitio’s properties due to the abundance of analog data.
To estimate economically recoverable proved reserves and related future net cash flows, Sitio considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data that cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.
Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To establish reasonable certainty with respect to Sitio’s estimated proved reserves, the technologies and economic data used in the estimation of its proved reserves have been demonstrated to yield results with consistency and repeatability, and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core data and historical well cost and operating expense data.
Internal Controls
Sitio’s internal staff of petroleum engineers and geoscience professionals work closely with Sitio’s management team and its independent reserve auditor to ensure the integrity, accuracy and timeliness of data furnished to such independent reserve auditor in its audit of proved reserve estimates. Sitio’s internal staff, along with members of its management team, meet with its independent reserve auditor periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. Sitio provides historical information to its independent reserve auditor for its properties, such as ownership interest, crude oil and natural gas production, well test data, commodity prices and estimates of its operators’ operating and development costs. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers can often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of crude oil, natural gas and NGLs that are ultimately recovered. Sitio’s engineering group is responsible for the internal review of reserve estimates and includes the Executive Vice President, Operations, Jarret Marcoux. Mr. Marcoux is primarily responsible for overseeing the preparation of its reserve estimates and has more than 19 years of experience as an engineer. Prior to joining Sitio, Mr. Marcoux worked at Kimmeridge Energy.
The preparation of Sitio’s proved reserve estimates was completed in accordance with its internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:
•review and verification of historical crude oil, natural gas and NGLs production data, which such data is based on actual production reported by the operators of Sitio’s properties;
•review by Mr. Marcoux of all of Sitio’s reported proved reserves, including the review of all significant reserve changes and all PUD additions or reductions;
•verification of property ownership by the land department; and
•direct reporting responsibilities of Mr. Marcoux to our CEO.
No portion of Sitio’s internal engineering and geoscience group’s compensation is directly dependent on the quantity of reserves booked. The engineering reviews the estimates with the independent reserve engineering firm. CG&A does not own an interest in any of Sitio’s properties, nor is it employed on a contingent basis. A summary of CG&A’s audit report with respect to our proved reserve estimates as of December 31, 2024 is included as an exhibit to this Annual Report on Form 10-K.
CG&A is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 50 years. The lead engineer that prepared or audited Sitio’s reserve reports was Zane Meekins at CG&A. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 37 years of practical experience in petroleum engineering, with over 35 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training and experience requirements, as well as the independence, objectivity and confidentiality requirements, set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
Summary of Reserves
The following table presents Sitio’s estimated proved reserves as of December 31, 2024, 2023 and 2022. The reserve estimates presented in the table below are based on reports prepared or audited by CG&A, Sitio’s independent petroleum engineers, which reports were prepared or audited in accordance with current SEC rules and regulations. All of Sitio’s proved reserves are located in the United States.

	December 31, 2024(1)	December 31, 2023(2)	December 31, 2022(3)
Estimated proved developed reserves:
Crude oil (MBbls)	36,384	30,537	27,407
Natural gas (MMcf)	179,056	127,170	133,489
NGLs (MBbls)	25,368	18,167	15,169
Total (MBOE)	91,595	69,899	64,824
Estimated proved undeveloped reserves:
Crude oil (MBbls)	5,680	8,295	7,650
Natural gas (MMcf)	20,888	23,100	25,953
NGLs (MBbls)	3,000	3,249	3,190
Total (MBOE)	12,161	15,394	15,165
Estimated proved reserves:
Crude oil (MBbls)	42,064	38,832	35,057
Natural gas (MMcf)	199,944	150,270	159,442
NGLs (MBbls)	28,368	21,416	18,359
Total (MBOE)	103,756	85,293	79,989
(1)Sitio’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil and NGLs volumes, the average WTI posted price of $75.48 per Bbl as of December 31, 2024 was adjusted for quality, transportation fees and a regional price differential. NGLs price was modeled at 23.8% of the WTI posted price. For natural gas volumes, the average Henry Hub spot price of $2.13 per MMBtu as of December 31, 2024 was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $73.94 per Bbl of crude oil, $17.98 per Bbl of NGLs and $0.77 per Mcf of natural gas as of December 31, 2024.
(2)Sitio’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil and NGLs volumes, the average WTI posted price of $78.22 per Bbl as of December 31, 2023 was adjusted for quality, transportation fees and a regional price differential. NGLs price was modeled at 25.9% of the WTI posted price. For natural gas volumes, the average Henry Hub spot price of $2.64 per MMBtu as of December 31, 2023 was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $77.20 per Bbl of crude oil, $20.22 per Bbl of NGLs and $1.75 per Mcf of natural gas as of December 31, 2023.
(3)Sitio’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil and NGLs volumes, the average WTI posted price of $93.67 per Bbl as of December 31, 2022 was adjusted for quality, transportation fees and a regional price differential. NGLs price was modeled at 37.3% of the WTI posted price. For natural gas volumes, the average Henry Hub spot price of $6.358 per MMBtu as of December 31, 2022 was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $93.05 per Bbl of crude oil, $34.97 per Bbl of NGLs and $5.70 per Mcf of natural gas as of December 31, 2022.
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

PUD Reserves
As of December 31, 2024, Sitio estimated its PUD reserves to be 5,680 MBbls of crude oil, 20,888 MMcf of natural gas and 3,000 MBbls of NGLs, for a total of 12,161 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following tables summarize Sitio’s changes in PUD reserves during the year ended December 31, 2024 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2023	15,394
Acquisitions of Reserves	1,437
Extensions and Discoveries	9,795
Revisions of Previous Estimates	(294)
Transfers to Estimated Proved Developed	(14,171)
Balance, December 31, 2024	12,161
Changes in Sitio’s PUD reserves that occurred during the year ended December 31, 2024 were primarily due to the following:
•the acquisition of additional mineral and royalty interests located in the Delaware, DJ and Midland Basins in multiple transactions, which included 1,437 MBOE of additional PUD reserves;
•well additions, extensions and discoveries of approximately 9,795 MBOE, as 1,638 horizontal locations were converted to proved undeveloped;
•negative volume revisions of 294 MBOE primarily driven by uncertainty of development timing and well abandonments; and
•the conversion of approximately 14,171 MBOE in PUD reserves into proved developed reserves as 1,605 of 1,829 horizontal locations were drilled and completed.
As a mineral and royalty interest owner, Sitio does not incur any capital expenditures or lease operating expenses in connection with the development of its PUD reserves, which are costs borne entirely by the E&P operator. As a result, during the year ended December 31, 2024, Sitio had no expenditures to convert PUD reserves to proved developed reserves.
Sitio identifies drilling locations based on its assessment of current geologic, engineering and land data. This includes DSU formation and current well spacing information derived from state agencies and the operations of the E&P companies drilling Sitio’s mineral and royalty interests. Sitio limits its PUD reserves solely to wells that have been spud but are not yet producing. As of December 31, 2024, 2023 and 2022, approximately 12%, 18% and 19%, respectively, of Sitio’s total proved reserves were classified as PUD reserves.
Prospective Undeveloped Horizontal Drilling Locations
As of December 31, 2024, Sitio identified 44,468 undeveloped locations across its gross DSU acreage. Furthermore, Sitio believes additional opportunity is possible through the delineation of additional formations as well as incremental wells in existing formations. Approximately 92% of Sitio’s estimated total net horizontal undeveloped locations are located in the Permian Basin, with another 6% located in the DJ Basin in Colorado and Wyoming as shown in the following table.

Basin	Gross Horizontal Undeveloped Locations	Percentage of Total Portfolio	Net Horizontal Undeveloped Locations	Percentage of Total Portfolio
Delaware	26,306	59%	302	77%
Midland	11,571	26%	57	15%
DJ	3,905	9%	23	6%
Eagle Ford	267	1%	4	1%
Williston	2,419	5%	4	1%
Total	44,468	100%	390	100%
Crude Oil, Natural Gas and NGLs Production Prices and Costs
Production and Price History
For the years ended December 31, 2024, 2023 and 2022, 98%, 97%, and 96% of our total revenue was related to crude oil, natural gas and NGLs sales, respectively.
The following table sets forth information regarding net production of crude oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Production data:
Crude oil (MBbls)	7,001	6,344	2,861
Natural gas (MMcf)	23,557	23,136	9,531
NGLs (MBbls)	3,170	2,742	1,100
Total (MBOE)	14,097	12,942	5,550
Average realized prices:
Crude oil (per Bbl)	$75.26	$75.80	$93.05
Natural gas (per Mcf)	$1.02	$1.77	$5.50
NGLs (per Bbl)	$18.99	$19.21	$33.51
Combined (per BOE)(1)	$43.35	$44.39	$64.05
Average cost (per BOE):
Production and ad valorem taxes	$3.29	$3.63	$4.61
(1)“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per Bbl of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between crude oil and natural gas.
Drilling Results
Productive wells consist of producing horizontal wells, wells capable of production and exploratory, development or extension wells that are not dry wells. As of December 31, 2024, 2023 and 2022, there were 47,317, 36,915, and 32,451 productive horizontal wells, respectively, on Sitio’s mineral and royalty interests. Accordingly, Sitio does not own any net wells as such term is defined by Item 1208(c)(2) of Regulation S-K. However, based on its net revenue interest per well, as of December 31, 2024, 2023 and 2022, Sitio had the equivalent of 361.7, 281.6, and 239.9 net producing horizontal wells, respectively, on its acreage.
Sitio is not aware of any dry holes drilled on the acreage underlying its mineral and royalty interests during the relevant periods.

Acreage
The following table sets forth information relating to Sitio’s acreage for its mineral and royalty interests as of December 31, 2024:

Basin	Gross DSU Acreage	Total NRAs	100% NRAs	Gross DSU Developed Acreage	Gross DSU Undeveloped Acreage	NRAs (Developed)	NRAs (Undeveloped)
Delaware	1,508,564	156,543	19,568	667,492	841,072	67,480	89,063
Midland	1,063,809	45,626	5,703	635,657	428,152	26,740	18,886
DJ	800,410	41,681	5,210	589,464	210,946	31,257	10,424
Eagle Ford	228,845	21,047	2,631	205,828	23,017	18,794	2,253
Williston	546,336	8,206	1,026	367,592	178,744	5,782	2,424
Total	4,147,964	273,103	34,138	2,466,033	1,681,931	150,053	123,050
Mineral interests comprised approximately 79% of our NRAs, ORRIs comprised approximately 14% of our NRAs and NPRIs comprised approximately 7% of our NRAs as of December 31, 2024. For information regarding the impact of lease expirations on our interests, please see Item 1A. “Risk Factors.”
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
Water Discharges
The Clean Water Act (the “CWA”), U.S. Safe Drinking Water Act (the “SDWA”), the Oil Pollution Act of 1990 (the “OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into regulated waters. The definition of regulated waters has been the subject of significant controversy in recent years, with different definitions proposed under the Obama and Trump Administrations. Both of these definitions have been subject to litigation. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) released a final revised definition of “waters of the United States” founded upon a pre-2015 definition and including updates to incorporate existing Supreme Court decisions and regulatory guidance. In October 2022, the Supreme Court heard oral arguments in Sackett v. EPA regarding the scope and authority of the CWA and the definition of “waters of the United States” and in May 2023, issued a ruling invalidating certain parts of the January 2023 rule. A revised rule was issued in September 2023. However, due to the injunction of the rule in certain states, the implementation of the September 2023 rule currently varies by state. Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett v. EPA decision will be interpreted by the agencies. Additionally, the Trump Administration may seek to take additional action with respect to these regulations, though the substance and timing of such action cannot be predicted. To the extent the implementation of the final rule, results of the litigation, or any further action expands the scope of jurisdiction, it may impose greater compliance costs or operational requirements on Sitio’s operators. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In addition, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The EPA has also adopted regulations requiring certain crude oil and natural gas E&P facilities to obtain individual permits or coverage under general permits for storm water discharges, and effluent limitation guidelines for the discharge of wastewater from hydraulic fracturing.

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
Air Emissions
The Clean Air Act (the “CAA”), and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in June 2016, the EPA established criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes, which could cause small facilities, on an aggregate basis, to be deemed a major source subject to more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for crude oil and natural gas producers and impact production of the acreage underlying Sitio’s mineral and royalty interests. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of crude oil and natural gas projects.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. However, in response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to the EPA of large methane emissions events. The final methane rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit, although OOOOb is already in effect. Moreover, compliance with the new rules may affect the amount oil and gas companies owe under the IRA 2022, which amended the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. On November 12, 2024, the EPA finalized the methane emissions fee rule, which applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter. Compliance with the EPA’s new final methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. We cannot predict whether, how, or when the Trump Administration might take action to revise or repeal the methane fee rule or the finalized EPA rule related to methane emissions. Additionally, Congress may take actions to repeal or revise the IRA 2022, including with respect to the methane charge, which timing or outcome similarly cannot be predicted. To the extent the methane rule is not timely repealed or modified by the Trump

Administration, failure to comply with the requirements of the EPA’s new rules and the methane fee could adversely affect costs of compliance and operations and result in the imposition of substantial fines and penalties, as well as costly injunctive relief on the E&P operators of the acreage underlying Sitio’s mineral interests.
Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030; subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels and control or otherwise reduce GHG emissions, though none have been legally binding. However, on January 20, 2025, President Trump issued an Executive Order re-withdrawing from the Paris Agreement and from other commitments made under the United Nations Convention on Climate Change. The full impact of these actions and the United States’ participation in future United Nations climate-related conferences is uncertain at this time.
The Federal government has from time to time taken, most recently under the Biden Administration, and in the future could again attempt to take, various actions related to climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors, which have had varying degrees of success. We cannot predict at this time what actions the Trump Administration may take with respect to these matters. The majority of Sitio’s interests are located on private lands, but it cannot predict the full impact of these developments or whether a future administration may pursue further restrictions. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with pending Department of Energy (the “DOE”) review of the underlying analysis for authorizations. The pause was challenged by both states and industry groups and was struck down by the U.S. District Court for the Western District of Louisiana in July 2024. Subsequently, in December 2024, the Biden Administration released a study on the economic and environmental impacts of LNG exports, finding, based on a range of scenarios that vary in assumptions about global climate policies and technology availability, that increased U.S. LNG exports are associated with higher global GHG emissions. While President Trump has issued an Executive Order directing the DOE to restart reviews of LNG export applications, we cannot predict what impact the study released by the prior administration may ultimately have. Further, litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, although this trend has waned in recent years. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, the limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, on March 6 2024, the SEC issued a final rule that would require registrants to make certain climate-related disclosures in registration statements and in annual reports, including their governance of climate-related risks, material climate-related impacts on strategy, outlook and business model, climate risk management, Scope 1 and 2 GHG emissions, and if the registrant has set them, climate-related targets and goals. The rule’s implementation is currently paused pending litigation, and the SEC under the Trump Administration is expected to repeal or further modify the rule; however, the timeline for any repeal, if at all, is subject to uncertainty and may face additional legal challenges.
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
Regulation of Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their crude oil and natural gas regulatory programs. However, several agencies have asserted regulatory authority over certain aspects of the process. For example, in August 2012, the EPA finalized regulations under the CAA that establish new air emission controls for crude oil and natural gas production and natural gas processing operations. Federal regulation of methane emissions from the oil and gas sector has been subject to substantial controversy in recent years. For more information, see Sitio’s risk factor titled “Sitio’s operations, and those of its E&P operators, are subject to a series of risks arising from climate change, which could result in increased operating costs, limit the areas in which natural gas, oil and NGLs production may occur, and reduce demand for the natural gas, oil and NGLs Sitio’s E&P operators produce.”
In addition, governments have studied the environmental aspects of hydraulic fracturing practices. These studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water under certain limited circumstances.
Several states where we operate, including Colorado, North Dakota, Texas, and New Mexico, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, the Texas Railroad Commission has previously issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells, and in August 2024, published a proposed rule to significantly overhaul its oil and gas waste management rules. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular.
In Colorado, restrictions on oil and gas development have been increasingly pursued in recent years. In 2020, the Colorado Energy and Carbon Management Commission (“ECMC,” formerly the Colorado Oil and Gas Conservation Commission), as part of Senate Bill 181’s mandate for the ECMC to prioritize public health and environmental concerns in its decisions, adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental resources. Most significantly, these revisions establish more stringent setbacks (2,000 feet, instead of the prior 500 feet) on new oil and gas development and eliminate routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. In October 2024, the ECMC adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions intensity targets for oil and gas operators. Further, in 2024, Colorado lawmakers proposed a bill that would phase out the permitting of new oil and gas wells in the state beginning in 2028, and fully prohibit new drilling permits as of 2030. Although this bill was eventually abandoned, any future state laws that prohibit drilling or the restrict the methods of drilling may adversely impact our business.
In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. Neither New Mexico nor Texas currently have state-wide setback legislation, although some local communities have adopted, or are considering adopting, further restrictions for oil and gas activities, such as requiring greater setbacks. Moreover, in January 2024, the New Mexico legislature proposed House Bill 32, which would create a “children’s health protection zone” that extends 5,280 feet from the property line of any school and, further, would suspend oil and gas operations within any such children’s health protection zone. Also in January 2024, the New Mexico legislature proposed House Bill 133, which proposed setbacks for new well pads, production facilities, tank batteries, compressor stations, and gas plants at 2,250 feet for most residential, educational, and health or correctional institutions, 650 feet from regular or intermittent streams, lakes, ponds, wetlands, or irrigation infrastructure, and 300 feet from all other surface water. In June 2024, the New Mexico Legislative Finance Committee held a legislative hearing to discuss the potential oil and gas setback legislation, although neither House Bill 32 nor House Bill 133 were passed during the legislative session. The Colorado Department of Public Health and the Environment also finalized rules related to the control of emissions from certain pre-production activities; namely, curbing methane emissions by setting limits of per 1,000 barrels of oil equivalent produced, more frequent inspections, and limits on emissions during maintenance. These and other developments related to the implementation of Senate Bill 181 and any similar legislation could adversely impact our revenues and future production from our properties.
State and federal regulatory agencies recently have focused on a possible connection between hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, New Mexico, and Texas, have modified their regulations to account for induced seismicity. For example, in October 2014, the Texas Railroad Commission published a new rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells, most recently suspending the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area in December 2023. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude, and in July 2024, announced the administrative cancellation of 75 pending permit applications for UIC Class II wells within the 10-mile County Line Seismic Response Area due to the potential for increased seismicity. In addition to regulatory developments, an additional consequence of seismic activity is potential lawsuits alleging that produced water handling operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
As a result of these developments, Sitio’s operators may be required to curtail operations or adjust development plans, which may adversely impact Sitio’s business.
The USGS has identified six states with the most significant hazards from induced seismicity, including New Mexico, Colorado and Texas. In addition, a number of lawsuits have been filed, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on the E&P operators of Sitio’s properties and on their waste disposal activities.
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
Endangered Species Act
The Endangered Species Act (the “ESA”) restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause E&P operators to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. As part of a stipulated settlement agreement in a case challenging its failure to timely make a twelve-month finding on a petition to list the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, the United States Fish and Wildlife Service (the

“FWS”) finalized a rule in May 2024 which lists the species as endangered under the ESA. The FWS must also identify the species’ critical habitat, which is expected in 2025. Additionally, in June 2021, the FWS proposed to list two distinct population sections of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA. In November 2022, following an extensive review, the FWS listed the northern distinct population segment of the Lesser Prairie Chicken, encompassing southeastern Colorado, southcentral to western Kansas, western Oklahoma, and the northeast Texas Panhandle, as threatened, and the southern district population segment, covering eastern New Mexico and the southwest Texas Panhandle, as endangered. Both listing decisions were challenged in the U.S. District Court for the Western District of Texas, and the results of both challenges remain uncertain. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where Sitio’s properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.
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
Drilling and Production
The operations of the E&P operators of Sitio’s properties are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The states, and some counties and municipalities, in which Sitio operates also regulate one or more of the following:
•the location of wells;
•the method of drilling and casing wells;
•the timing of construction or drilling activities, including seasonal wildlife closures;
•the rates of production or “allowables”;
•the surface use and restoration of properties upon which wells are drilled;

•the plugging and abandoning of wells; and
•notice to, and consultation with, surface owners and other third parties.
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
North Dakota
On July 6, 2020, the U.S. District Court for the District of Columbia ordered vacatur of Dakota Access Pipeline’s (“DAPL”) easement from the Corps and further ordered the shutdown of the pipeline by August 5, 2020 while the Corps completes a full environmental impact statement for the project. On January 26, 2021, the Court of Appeals for the District of Columbia affirmed the vacatur of the easement, but declined to require the pipeline to shut down while an environmental impact statement is prepared. On May 21, 2021, the District Court denied the Plaintiff’s request for an injunction and, on June 22, 2021, terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. Following the denial of a rehearing en banc by the Court of Appeals for the District of Columbia, on September 20, 2021, Dakota Access filed a petition with the U.S. Supreme Court to hear the case. Oppositions were filed by the Solicitor General and Plaintiffs and Dakota Access filed its reply, although in February 2022, the U.S. Supreme Court denied certiorari, declining to hear the appeal. The pipeline continues to operate pending completion of the environmental impact statement, which the Corps released in September 2023. The draft environmental impact statement was subject to public comment until November 2023. We cannot determine when or how future lawsuits will be resolved or the impact they may have on the DAPL. If future legal challenges to DAPL are successful, we may be adversely affected by increased transportation costs, well shut ins, and lower future production, negatively impacting our revenue costs.
Title to Properties
Prior to completing an acquisition of mineral and royalty interests, Sitio performs a title review on a majority of tracts to be acquired. Sitio’s title review is meant to confirm the quantum of mineral and royalty interests owned by a prospective seller, the property’s lease status and royalty amount as well as encumbrances or other related burdens. As a result, title examinations have been obtained on a significant portion of Sitio’s properties.
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

Sitio believes that the title to its assets is satisfactory in all material respects. Although title to these properties is in some cases subject to encumbrances, such as customary interests generally retained in connection with the acquisition of crude oil and gas interests, NPRIs and other burdens, easements, restrictions or minor encumbrances customary in the crude oil and natural gas industry, Sitio believes that none of these encumbrances will materially detract from the value of these properties or from its interest in these properties.
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
Human Capital Resources
Overview and Structure
We consider our workforce to be our most important asset, and we have sought to structure our hiring practices, compensation and benefits programs, and employee practices to attract and retain high-quality personnel and to provide a comfortable and collegial work environment. We continue to invest in our employees by providing training opportunities, promoting equal employment opportunity, and maintaining focus on corporate ethics. We are managed and operated by the executive officers of our Company and our Board oversees the management of the Company.
Headcount
Sitio had 72 employees as of December 31, 2024.
Recruiting
As a small, tight-knit community, our employees have broad responsibilities, and we encourage continuing development in their careers. When new opportunities arise within our organization, we may look within our organization for talent to fill those needs, ask for referrals from our team (who understand our need for a wide array of skill sets, high energy and forward-thinking attitudes to contribute to delivering exceptional results), or work with recruiters who specialize in the areas of our vacancies.

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
Corporate History and Recent Acquisitions
Sitio was initially formed through the merger of Ferrari Merger Sub A LLC with and into DPM Holdco, LLC ("Desert Peak") on June 7, 2022 (the "Falcon Merger"). Pursuant to the Falcon Merger, Desert Peak became a wholly-owned subsidiary of Falcon Minerals Operating Partnership, LP. Following the completion of the Falcon Merger, Sitio is managed by the legacy Desert Peak management team and Falcon Minerals Corporation (“Falcon”) and Falcon Minerals Operating Partnership, LP were renamed “Sitio Royalties Corp.” and “Sitio Royalties Operating Partnership, LP,” respectively. The Falcon Merger contributed approximately 34,000 NRAs in the Eagle Ford and Appalachian Basin. The assets in the Appalachian Basin were subsequently divested in December 2023.
On December 29, 2022, we consummated the previously announced merger transactions contemplated by the Agreement and Plan of Merger, dated as of September 6, 2022 (the “Brigham Merger Agreement”) by and among STR Sub Inc. (formerly Sitio Royalties Corp.) (“Former Sitio”), MNRL Sub Inc. (formerly Brigham Minerals, Inc.) (“Brigham”), Brigham Minerals Holdings, LLC, Sitio Royalties Operating Partnership, LP, successor Sitio Royalties Corp. (formerly Snapper Merger Sub I, Inc.) (“New Sitio”), Snapper Merger Sub IV, Inc., Snapper Merger Sub V, Inc., and Snapper Merger Sub II, LLC. The Brigham Merger Agreement provides for the acquisition of Brigham by Former Sitio in an all-stock transaction (the “Brigham Merger”). The Brigham assets consisted of approximately 86,500 NRAs in aggregate, including 30,300 NRAs in the Delaware Basin, 13,200 NRAs in the Midland Basin, 24,800 NRAs in the DJ Basin, 10,000 NRAs in the Anadarko Basin and 8,200 NRAs in the Williston Basin. The assets in the Anadarko Basin were subsequently divested in December 2023.
2024 Acquisitions
For the year ended December 31, 2024, Sitio completed multiple acquisitions totaling approximately 20,600 NRAs in the Delaware, DJ and Midland Basins from private and unrelated sellers.
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

Directors and Officers

The following table sets forth information regarding the members of Sitio’s Board and executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Christopher L. Conoscenti	49	Chief Executive Officer and Director
Carrie L. Osicka	46	Chief Financial Officer
Britton L. James	42	Executive Vice President of Land
Jarret J. Marcoux	43	Executive Vice President, Operations
A. Dax McDavid	44	Executive Vice President of Corporate Development
Brett S. Riesenfeld	40	Executive Vice President, General Counsel and Secretary
Noam Lockshin	40	Chairman of the Board of Directors
Morris R. Clark	57	Director
Alice E. Gould	63	Director
Claire R. Harvey	45	Director
Gayle L. Burleson	59	Director
Jon-Al Duplantier	57	Director
Richard K. Stoneburner	71	Director
John R. (“J.R.”) Sult	65	Director

The following are biographical summaries of the business experience of each director and executive officer.

Christopher L. Conoscenti. Mr. Conoscenti has served as our Chief Executive Officer and as a member of the Board since the closing of the Falcon Merger. Prior to the Falcon Merger, he joined Kimmeridge as the Chief Executive Officer of its mineral and royalty interest business in March 2019 following an 18-year career in oil and gas investment banking, most recently as a Managing Director in the Oil & Gas Investment Banking and Capital Markets Group at Credit Suisse Securities (USA) LLC (“Credit Suisse”) from July 2014 to March 2019. Previously, Mr. Conoscenti worked in Oil & Gas Investment Banking at J.P. Morgan Securities LLC beginning in January 2001 where he served as a Managing Director from May 2012 until his departure in April 2014. His clients at Credit Suisse included large and mid-cap upstream E&P operators and minerals companies. During his investment banking career, Mr. Conoscenti advised on numerous mergers and acquisition transactions and served as an active bookrunner on equity, equity-linked and debt transactions. Mr. Conoscenti holds a Bachelor of Arts degree from the University of Notre Dame and a Juris Doctor and a Master of Business Administration from Tulane University.

Carrie L. Osicka. Ms. Osicka has served as our Chief Financial Officer since the closing of the Falcon Merger. Prior to the Falcon Merger, she joined Kimmeridge as the Chief Financial Officer of its mineral and royalty interest business in April 2019 following a ten-year career at Resolute Energy Corporation, where she served as the Senior Director of Finance from November 2017 to February 2019 and previously as Manager of Business Analytics from November 2010 to October 2017. While at Resolute Energy Corporation, Ms. Osicka focused on strategy, financial planning, analysis and mergers and acquisition transactions. Ms. Osicka holds a Master of Business Administration from the Kellogg School of Management at Northwestern University and Bachelor of Science degree in Accounting from Metropolitan State University.

Britton L. James. Mr. James has served as our Executive Vice President of Land since the closing of the Falcon Merger. Prior to the Falcon Merger, he joined Kimmeridge as Vice President of Land of its mineral and royalty interest business in December 2018 following a 12-year career in land management as part of teams covering the Bakken, Delaware Basin, Powder River Basin and several other basins throughout the United States, most recently as a Land Manager for Rockies Resources LLC from June 2018 until November 2018. Previously, Mr. James was an independent land consultant for multiple upstream companies from March 2018 until June 2018, and a Managing Partner, Vice President-Land and member of the Board of Directors for Clear Creek E&P, LLC from January 2017 until its sale in February 2018. Mr. James was also Land Manager for Arris Petroleum Corporation (“Arris Petroleum”) from May 2015 until its sale to PDC Energy, Inc. (“PDC Energy”) in December 2016, Senior Landman for American Eagle Energy Corporation from January 2012 until May 2015, and Senior Landman for Whiting Petroleum Corporation for over five years. Mr. James was also involved in Kimmeridge’s investment in 299 Resources LLC (“299 Resources”) until its sale to PDC Energy. During his career, Mr. James advised on acquisitions/divestitures, grassroots leasing, managing drilling programs and all other facets of land management. In addition to his career in oil and gas, Mr. James served as a Non-

Commissioned Officer in the Colorado Army National Guard for six years. Mr. James holds a Bachelor of Science degree in Business from the University of Montana.

Jarret J. Marcoux. Mr. Marcoux has served as our Executive Vice President, Operations since January 2024. Prior to January 2024, Mr. Marcoux served as our Executive Vice President of Engineering and Acquisitions since the closing of the Falcon Merger. Prior to the Falcon Merger, he joined Kimmeridge in January 2015 as Reservoir Engineer, became Vice President of Reservoir Engineering in September 2015 and Vice President of Engineering and Acquisitions of its mineral and royalty interest business in May 2019. Mr. Marcoux was involved in Kimmeridge’s investments in Arris Petroleum and 299 Resources and the subsequent sale of Kimmeridge’s ownership interests in those companies to PDC Energy. Prior to Kimmeridge, Mr. Marcoux spent two years at Baker Hughes Company, first consulting on various unconventional plays as a Reservoir Engineer from May 2013 until May 2014, and later held the title of Product Line Manager, overseeing all subsurface consulting in the Permian Basin from June 2014 until December 2014. Additionally, Mr. Marcoux has eight years of engineering experience working for International Business Machines Corporation (NYSE: IBM) (“IBM”), Samsung Electronics Co., Ltd. and Advanced Micro Devices, Inc. (NASDAQ: AMD) within the electronics industry. Mr. Marcoux holds a Master of Engineering from Texas A&M University in Petroleum Engineering as well as a Bachelor of Science degree from the University of Massachusetts Amherst in Chemical Engineering with a secondary major in Economics.

A. Dax McDavid. Mr. McDavid has served as our Executive Vice President of Corporate Development since the closing of the Brigham Merger. Prior to the closing of the Brigham Merger, Mr. McDavid held the position of Senior VP of Exploration for Brigham since February 2013, where he focused his geologic efforts in the Midland, Delaware and Williston Basins, while also leading mineral and prospect evaluations in the Eagle Ford play. Mr. McDavid began his career as a Petroleum Geologist for Stalker Energy, L.P. (“Stalker”), an independent oil and gas exploration and development company located in Austin, Texas. As an onshore exploration and development geologist for Stalker, he was a key player in several new field discoveries and field redevelopment projects in Louisiana, the Fort Worth Basin and along the Texas Gulf Coast. He earned a Bachelor of Arts degree in Geology (2003) as well as a Master of Arts degree in Petroleum Geology (2006) both from the Jackson School of Geosciences at The University of Texas at Austin. He is an actively engaged alumnus of the Jackson School, serving as a member of the Jackson School of Geosciences Friends and Alumni Network (“FAN”) Board from 2008 to 2015 and serving as the FAN’s Board President in 2014 and 2015. Mr. McDavid is an active member of the American Association of Petroleum Geologists, serving as a member of the AAPG Trustee Associates for the AAPG Foundation.

Brett S. Riesenfeld. Mr. Riesenfeld has served as our Executive Vice President, General Counsel and Secretary since the closing of the Falcon Merger. Prior to the Falcon Merger, he joined Kimmeridge as the General Counsel of its mineral and royalty interest business in June 2019. From October 2010 to June 2019, Mr. Riesenfeld served as an attorney at Vinson & Elkins L.L.P. While at Vinson & Elkins L.L.P., Mr. Riesenfeld represented public and private companies in capital markets offerings and mergers and acquisitions, primarily in the oil and natural gas industry. Mr. Riesenfeld holds a Bachelor of Arts degree from The University of Texas and a Juris Doctor from The University of Texas School of Law.

Noam Lockshin. Mr. Lockshin was appointed to the Board and elected as Chairman of the Board in connection with the closing of the Falcon Merger and, prior to the Falcon Merger, served as a director of Desert Peak beginning in April 2019. Mr. Lockshin is a Partner of Kimmeridge and has been with the firm since its founding in May 2012. Mr. Lockshin is a member of the firm’s investment team, and serves in various capacities including research, analysis, and diligence of investment opportunities as well as the negotiation and execution of investment strategies. Most recently, Mr. Lockshin led the firm’s investment efforts in the mineral and royalty interests business focused on the Delaware Basin in Texas and New Mexico. Prior to joining Kimmeridge, Mr. Lockshin served as a Vice President, Energy Investing for AllianceBernstein Holding L.P., a leading global asset management firm, from July 2010 to May 2012. Prior to that, Mr. Lockshin was an Equity Research Associate for E&P at Sanford C. Bernstein & Co. LLC from July 2007 to July 2010. Mr. Lockshin holds a Bachelor of Arts degree in Mathematics from York University.

Morris R. Clark. Mr. Clark was appointed to the Board in connection with the closing of the Falcon Merger. Prior to the Falcon Merger, he served as Vice President and Treasurer of Marathon Oil Corporation (“Marathon Oil”) from January 2014 to July 2019. From 2007 until January 2014, Mr. Clark served as Assistant Treasurer of Marathon Oil. Mr. Clark was responsible for managing all treasury related matters, including corporate finance, cash and banking/operations, insurance, pensions, enterprise risk management and credit and counterparty risk. During his tenure, Mr. Clark led financing transactions, including bond and equity issuances, revolving credit and receivables facilities, merger and acquisition financings and major corporate restructurings (public spin-offs). Prior to joining Marathon Oil, Mr. Clark served as Senior Tax Counsel at Enron North America Corporation, a Tax Attorney at Bracewell LLP in Houston and a Senior Accountant with Touche Ross & Company (Deloitte & Touche) in Los Angeles. Mr. Clark currently serves as a director of Civitas Resources, Inc. (NYSE: CIVI) (“Civitas”), a position he has held since October 2021, and is Chair of the Audit Committee of its Board of Directors. He previously served as a Director and Chair of the Audit Committee of the Board of Directors of Extraction Oil & Gas, Inc. from January 2021 until its amalgamation with multiple companies resulting in the formation of

Civitas in October 2021. Additionally, Mr. Clark has been involved with several non-profit and educational boards. Mr. Clark holds a Bachelor of Science degree in Accounting from Southern University, a Juris Doctor from Tulane Law School, and a Master of Laws degree (LL.M.) from New York University School of Law.

Alice E. Gould. Ms. Gould was appointed to the Board in connection with the closing of the Falcon Merger. Prior to the Falcon Merger, she joined the Board of Directors of CorePoint Lodging Inc. (NYSE: CPLG), a publicly-traded select service lodging real estate investment trust spun off from La Quinta Franchising LLC, in 2018 and served on its Compensation and Nominating and Corporate Governance Committees until the sale of the company in May 2022. Ms. Gould is a former Investment Manager at DUMAC Inc. (“DUMAC”), a professionally staffed investment office controlled by Duke University that managed over $18 billion of endowment and other Duke-related assets, where Ms. Gould worked from 2004 to 2018 and had responsibility for the evaluation, selection and monitoring of energy and natural resources investments. Prior to her role at DUMAC, Ms. Gould was a management consultant assisting senior executives in the technology, pharmaceutical, media and financial industries with strategic initiatives. Ms. Gould also worked for ten years at IBM where she managed product development, marketing and business planning. Ms. Gould has served on the advisory board of over 20 private equity and real assets partnerships in the U.S. and abroad. Ms. Gould received a Bachelor of Science degree in Engineering from Duke University (magna cum laude) and Master of Business Administration from The Fuqua School of Business at Duke University, where she was a Fuqua Scholar.

Claire R. Harvey. Ms. Harvey was appointed to the Board in connection with the closing of the Falcon Merger and served as a member of and as Chairman of Falcon’s Board from May 2020 through the closing of the Falcon Merger. Ms. Harvey is a Partner of EIV Capital and serves as the Chief Executive Officer of EIV Resources and as the President of ARM Resource Partners, LLC. From May 2019 to August 2020, she led Gryphon Oil and Gas, LLC (“Gryphon”), a Blackstone-sponsored company focused on acquiring non-operated interests in the Permian Basin. Prior to Gryphon, Ms. Harvey made upstream oil and gas investments on behalf of two private equity funds, Pine Brook Partners, LLC (“Pine Brook”) from March 2014 to May 2019, and TPH Partners LLC from May 2010 to February 2014. Earlier in her career, she worked as an investment banker at Lehman Brothers and Barclays plc, primarily focused on corporate finance and mergers and acquisitions for oil and gas companies. She currently serves on the board of Viridis Chemical, LLC, a renewable chemical company headquartered in Houston, Texas, a position she has held since March 2024, and served as a director for Tellurian Inc., a global LNG company based in Houston, Texas, from December 2021 to January 2023. Ms. Harvey earned a Bachelor of Business Administration degree in Finance at Texas A&M University, where she was also a four-year letterman and co-captain for the Texas Aggie Volleyball Team. In addition, Ms. Harvey earned a Master of Business Administration from the Jones Graduate School of Business at Rice University where she was the Jones Scholar and M.A. Wright Award winner.

Gayle L. Burleson. Ms. Burleson was appointed to the Board in connection with the closing of the Brigham Merger and served as a member of the Brigham Board of Directors from January 2022 through the closing of the Brigham Merger. She serves on the board and on the audit committee and compensation committee of each of Select Water Solutions, Inc. (NYSE: WTTR) and Atlas Energy Solutions, Inc. (NYSE: AESI), board positions she has held since June 2021 and March 2023, respectively. Ms. Burleson previously served on the audit committee of privately held Chisholm Energy Holdings, LLC. Ms. Burleson was the Senior Vice President of Business Development and Land of Concho Resources Inc. (“Concho”) and held that position until Concho’s acquisition by ConocoPhillips (NYSE: COP) in January 2021. She was employed at Concho in various roles and capacities with ever increasing leadership responsibilities for 15 years. She has also served in a number of engineering and operations positions with BTA Oil Producers, Mobil Oil Corporation, Parker & Parsley Petroleum Company and Exxon Corporation, prior to joining Concho. She received her B.S. in Chemical Engineering from Texas Tech University.

Jon-Al Duplantier. Mr. Duplantier was appointed to the Board in connection with the closing of the Brigham Merger and served as a member of the Brigham Board of Directors from February 2021 through the closing of the Brigham Merger. Mr. Duplantier serves as a director of AltaGas Ltd. (TSX: ALA), a position he has held since February 2021, where he serves on the Governance Committee and the Human Resources and Compensation Committee. Mr. Duplantier is a director of Stellar Bancorp, Inc. (NASDAQ: STEL) (“Stellar”), a position he has held since October 2022, and serves as a member of the Compensation Committee and chair of the Corporate Governance and Nominating Committee. Mr. Duplantier served as a director of Allegiance Bancshares, Inc. from January 2021 until its merger with CBTX, Inc. to form Stellar in October 2022. Mr. Duplantier is also a director of Kodiak Gas Services, Inc. (NYSE: KGS), a position he has held since June 2023, where he chairs the Nominating, Governance and Sustainability Committee and serves as a member of the Personnel and Compensation Committee. He has had a 25-year career in the oil and gas industry with Conoco Inc., ConocoPhillips and Parker Drilling Company (“Parker Drilling”). Most recently, he served as Parker Drilling’s President, Rental Tools and Well Services, a position he held from April 2018 until his departure in July 2020. He held a series of executive positions at Parker Drilling where he had responsibility across more than a dozen countries, and his roles included management and oversight of legal affairs, corporate compliance and governance, human resources, environmental, safety and procurement from 2009 to 2018, prior to that role. Parker Drilling filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in December 2018. Mr. Duplantier worked for ConocoPhillips from 2002 to

2009, where he held legal and management roles, prior to joining Parker Drilling. Prior to joining ConocoPhillips, he served in multiple roles of increasing responsibility at Conoco Inc., from 1995 to 2002. He holds a Juris Doctorate from Louisiana State University and a Bachelor of Science degree from Grambling State University.

Richard K. Stoneburner. Mr. Stoneburner was appointed to the Board in connection with the closing of the Brigham Merger and served as a member of the Brigham Board of Directors from May 2018 through the closing of the Brigham Merger. Mr. Stoneburner has over 45 years of experience in the oil and gas industry. He currently is the owner of Stoneburner Consulting Services. From April 2013 to December 2022, he served as Senior Advisor and Partner with Pine Brook. He served as president of the North America Shale Production Division for BHP Billiton Petroleum (“BHP”) from 2011 to 2012. Prior to joining BHP, he served as president and chief operating officer of Petrohawk Energy Corporation, from 2009 to 2011. He was the company’s chief operating officer from 2007 to 2009 and led their exploration activities as executive vice president of exploration from 2003 to 2007. Mr. Stoneburner began his career as a geologist in 1977 and held positions at Texas Oil and Gas Corp., Weber Energy Corp., Hugoton Energy Corp. and 3TEC Energy Corp. Mr. Stoneburner is non-Executive chairman for Tamboran Resources (NYSE: TBN), as well as a director for private upstream companies Pursuit Oil and Gas and Elevation Resources. Mr. Stoneburner formerly served as a director for private upstream companies Saguaro Resources, Accelerate Resources and Serafina Oil and Gas, and formerly served as non-Executive Chairman of Yuma Energy (NYSE: YUMAQ) until 2020. He is an advisor to Ayata, a private company developing oil and gas related AI. Mr. Stoneburner also serves on the advisory council of The Jackson School of Geosciences at the University of Texas at Austin, on the visiting committee of the Bureau of Economic Geology at the University of Texas at Austin and is a board member of not-for-profit Switch Energy Alliance. Mr. Stoneburner was a former board member for not-for-profit Memorial Assistance Ministries and past President and former board member of the Houston Producers Forum. He holds a B.S. in Geological Sciences from the University of Texas at Austin, an M.S. in Geological Sciences from Wichita State University, was a member of the American Association of Petroleum Geologists (“AAPG”) Foundation’s Distinguished Lecturer Series in 2012-2013 and was awarded the Norman Foster Outstanding Explorer of the Year award by the AAPG in 2016.

John R. (“J.R.”) Sult. Mr. Sult was appointed to the Board in connection with the closing of the Brigham Merger and served as a member of the Brigham Board of Directors from May 2018 through the closing of the Brigham Merger. Mr. Sult served on the board of directors of Dynegy, Inc., where he served as the chairman of its audit committee, from October 2012 to April 2018, and joined the board of directors of Vistra Corp. (NYSE: VST), where he currently serves as the chairman of its audit committee, in April 2018 in connection with its acquisition of Dynegy, Inc. He also served on the board of directors of Jagged Peak Energy Inc. (NYSE: JAG), from January 2017 until its merger with Parsley Energy Inc. in January 2020, serving as the chairman of its audit committee. From September 2013 to August 2016, Mr. Sult served as Executive Vice President and Chief Financial Officer of Marathon Oil. Prior to joining Marathon Oil, he served as Executive Vice President and Chief Financial Officer of El Paso Corporation (“El Paso”) from March 2010 until May 2012 where he previously served as Senior Vice President and Chief Financial Officer from November 2009 until March 2010, and as Senior Vice President and Controller from November 2005 until November 2009. Mr. Sult also served as Executive Vice President, Chief Financial Officer and director of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P., from July 2010 until May 2012, where he previously served as Senior Vice President and Chief Financial Officer from November 2009 until July 2010, and as Senior Vice President, Chief Financial Officer and Controller from August 2007 until November 2009. Mr. Sult served as Chief Accounting Officer of El Paso and as Senior Vice President, Chief Financial Officer and Controller of El Paso’s Pipeline Group from November 2005 to November 2009. From August 2004 to October 2005, he served as Vice President and Controller of Halliburton Energy Services, Inc. He managed an independent consulting practice that provided a broad range of finance and accounting advisory services and assistance to public companies in the energy industry. Prior to private practice, Mr. Sult was an audit partner with Arthur Andersen LLP. He graduated from Washington & Lee University with a Bachelor of Science with Special Attainments in Commerce. Mr. Sult serves on the Board of Directors of Boys and Girls Country of Houston, Inc.

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
Sitio’s revenues, operating results, discretionary cash flows and the carrying value of its mineral and royalty interests depend significantly upon the prevailing prices for crude oil, natural gas and NGLs. Historically, crude oil, natural gas and NGL prices and their applicable basis differentials have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Sitio’s control, including:
•the domestic and foreign supply of and demand for crude oil, natural gas and NGLs;
•the level of prices and market expectations about future prices of crude oil, natural gas and NGLs;
•the level of global crude oil, natural gas and NGL exploration and production activities;
•the cost of Sitio’s operators exploring for, developing, producing and delivering crude oil, natural gas and NGLs;
•the price and quantity of foreign imports and U.S. exports of crude oil, natural gas and NGLs;
•the level of U.S. domestic production and the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
•political and economic conditions and events in foreign oil, natural gas and NGL producing countries, including inflation, elevated interest rates, embargoes, the conflict in the Israel-Gaza region and increased hostilities in the Middle East, including heightened tensions with Iran and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
•the ability of members of OPEC and other oil exporting nations to agree to and maintain crude oil price and production controls;
•risks related to Sitio’s hedging activities;
•speculative trading in crude oil, natural gas and NGL derivative contracts;
•the level of consumer product demand;
•the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, droughts, earthquakes, wildfires, flooding and tornadoes, the frequency and impact of which could be increased by the effects of climate change;
•the availability of storage for hydrocarbons and technological advances affecting energy consumption, energy storage and energy supply;
•uncertainty surrounding recent U.S. elections, including potential legal, regulatory and policy changes, such as proposed tariffs, as well as the potential for general market volatility and political uncertainty;

•domestic and foreign governmental regulations and taxes;
•evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions;
•the proximity, cost, availability and capacity of crude oil, natural gas and NGL pipelines and other transportation facilities;
•the price and availability of competitors’ supplies of oil, natural gas and NGLs and alternative fuels, including the potential acceleration of the transition to a low-carbon economy as a result of the IRA 2022; and
•overall domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future crude oil, natural gas and NGL price movements with any certainty. For example, during the past five years, the posted price for WTI light sweet crude oil has ranged from a historic, record low price of negative $36.98 per Bbl in April 2020 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. The prices for crude oil have historically remained volatile, which has adversely affected the prices at which production from Sitio’s properties is sold as well as the production activities of operators on Sitio’s properties and may continue to do so in the future. This, in turn, has and will materially affect the amount of royalty payments that Sitio receives from such operators. Additionally, on January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy,” with the stated goals of, among other things, encouraging energy exploration and production and reviewing actions that potentially burden the development of domestic energy resources. We cannot predict what impact, if any, the Executive Order will have on crude oil, natural gas and NGLs prices.
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
Sitio depends in part on acquisitions to grow its reserves, production and cash generated from operations. In connection with these acquisitions, record title to mineral and royalty interests is conveyed to Sitio or its subsidiaries by asset assignment, and Sitio or its subsidiaries become the record owner of these interests. Upon such a change in ownership of mineral interests, and at regular intervals pursuant to routine audit procedures at each of Sitio’s E&P operators otherwise at its discretion, the E&P operator of the underlying property has the right to investigate and verify the title and ownership of mineral and royalty interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the E&P operator may suspend payment of the related royalty. If an E&P operator of Sitio’s properties is not satisfied with the documentation Sitio provides to validate its ownership, such E&P operator may place Sitio’s royalty payment in suspense until such issues are resolved, at which time Sitio would receive in full payments that would have been made during the suspense period, without interest. Certain of

Sitio’s E&P operators impose significant documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an E&P operator puts Sitio’s assets in pay suspense, Sitio would not receive the applicable mineral or royalty payment owed to it from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of Sitio’s royalty interests are placed in suspense, its results of operations may be reduced significantly.
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
Sitio’s assets consist of mineral and royalty interests. Because Sitio depends on third-party E&P operators for all of the exploration, development and production on its properties, it has little to no control over the operations related to its properties. For the year ended December 31, 2024, Sitio received revenue from 142 E&P operators, with approximately 69% coming from the top ten E&P operators on its properties, three of which accounted for more than 10% of such royalty revenues. The failure of Sitio’s E&P operators to adequately or efficiently perform operations or an E&P operator’s failure to act in ways that are in Sitio’s best interests could reduce production and revenues. Additionally, certain investors have requested that operators adopt initiatives to return capital to investors, which could also reduce the capital available to Sitio’s E&P operators for investment in exploration, development and production activities. Sitio’s E&P operators may further reduce capital expenditures devoted to exploration, development and production on its properties in the future, which could negatively impact revenues it receives.

If production on Sitio’s mineral and royalty interests decreases due to decreased development activities, as a result of the low commodity price environment, limited availability of development capital, production-related difficulties or otherwise Sitio’s results of operations may be adversely affected. For example, depressed commodity prices have historically caused some of Sitio’s E&P operators to voluntarily shut in and curtail production from wells on its properties. Although most of these have come back online, an additional or extended period of depressed commodity prices may cause additional E&P operators to take similar action or even to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under more favorable pricing conditions, both of which would decrease the amount of royalty payments Sitio receives from its E&P operators. Sitio’s E&P operators are often not obligated to undertake any development activities other than those required to maintain their leases on Sitio’s acreage. Furthermore, some of the E&P operators of Sitio’s properties underlying its mineral and royalty interests are not contractually obligated to undertake any development activities. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion (subject to certain implied obligations to develop imposed by the laws of some states). Sitio’s E&P operators could determine to drill and complete fewer wells on Sitio’s acreage than is currently expected. The success and timing of drilling and development activities on Sitio’s properties, and whether the E&P operators elect to drill any additional wells on Sitio’s acreage, depends on a number of factors that are largely outside of Sitio’s control, including:
•the capital costs required for drilling activities by Sitio’s E&P operators, which could be significantly more than anticipated;
•the ability of Sitio’s E&P operators to access capital;
•prevailing commodity prices;
•the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;
•the availability of storage for hydrocarbons, the E&P operators’ expertise, operating efficiency and financial resources;
•approval of other participants in drilling wells;
•the E&P operators’ expected return on investment in wells drilled on Sitio’s acreage as compared to opportunities in other areas;
•the selection of technology;
•the selection of counterparties for the marketing and sale of production; and
•the rate of production of the reserves.
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
Sitio depends in part on acquisitions to grow its reserves, production and cash flows. Sitio’s decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:
•recoverable reserves;
•future crude oil, natural gas and NGL prices and their applicable differentials;
•development plans;
•operating costs Sitio’s E&P operators would incur to develop and operate the properties; and
•potential environmental and other liabilities that E&P operators may incur.
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

Investment in new business ventures could prove unsuccessful and adversely affect Sitio’s business, financial condition and results of operations.
In the future, Sitio may invest in new business ventures. Such endeavors may involve risks and uncertainties, including greater-than-expected liabilities and expenses, as well as economic and regulatory challenges associated with operating in new businesses, regions or countries. Investment into new business ventures may expose Sitio to additional risks that could delay or prevent Sitio from completing an investment or otherwise limit Sitio’s ability to fully realize the anticipated benefits of an investment. The failure of any significant investment could adversely affect Sitio’s business, financial condition, and results of operations.
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
Even if Sitio makes acquisitions that it believes will increase its cash generated from operations, these acquisitions may nevertheless result in a decrease in its cash flows. Any acquisition involves potential risks, including, among other things:
•the validity of Sitio’s assumptions about estimated proved reserves, potential undeveloped drilling locations, future production, prices, revenues, capital expenditures, and the operating expenses and costs its E&P operators would incur to develop the minerals;
•a decrease in Sitio’s liquidity by using a significant portion of its cash generated from operations or borrowing capacity to finance acquisitions;
•a significant increase in Sitio’s interest expense or financial leverage if it incurs debt to finance acquisitions;
•the assumption of unknown liabilities, losses or costs for which Sitio is not indemnified or for which any indemnity it receives is inadequate;
•mistaken assumptions about the overall cost of equity or debt;
•Sitio’s ability to obtain satisfactory title to the assets it acquires;
•an inability to hire, train or retain qualified personnel to manage and operate Sitio’s growing business and assets; and
•the occurrence of other significant changes, such as impairment of crude oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.
Sitio’s E&P operators’ identified potential drilling locations, which are scheduled out over many years, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
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

Acquisitions and Sitio’s E&P operators’ development of Sitio’s leases will require substantial capital, and Sitio and its E&P operators may be unable to obtain needed capital or financing on satisfactory terms or at all.
The crude oil and natural gas industry is capital intensive. Sitio makes and may continue to make substantial capital expenditures in connection with the acquisition of mineral and royalty interests. To date, Sitio has financed capital expenditures primarily with funding from capital contributions, cash generated by operations, and borrowings from its revolving credit facilities and the 2028 Senior Notes (defined below).
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
Furthermore, Sitio cannot assure you that it will be able to access other external capital on terms favorable to it or at all. For example, a significant decline in prices for crude oil, elevated interest rates, inflationary pressure and broader economic turmoil may adversely impact Sitio’s ability to secure financing in the capital markets on favorable terms. Additionally, Sitio’s ability to secure financing or access the capital markets could be adversely affected if financial institutions and institutional lenders elect not to provide funding for fossil fuel energy companies in connection with the adoption of sustainable lending initiatives or are required to adopt policies that have the effect of reducing the funding available to the fossil fuel sector. If Sitio is unable to fund its capital requirements, Sitio may be unable to complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its results of operation and financial condition.
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
As of December 31, 2024, approximately 12% of Sitio’s total estimated proved reserves were PUDs and may not be ultimately developed or produced by the E&P operators of its properties. Recovery of PUDs requires significant capital expenditures and successful drilling operations by the E&P operators of Sitio’s properties. The audited reserves data included in the reserve report of Sitio’s independent petroleum engineer assumes that substantial capital expenditures by the E&P operators of Sitio’s properties are required to develop such reserves. Sitio typically does not have access to the estimated costs of development of these reserves or the scheduled development plans of its E&P operators. Even when Sitio does have such information, Sitio cannot be certain that the estimated costs of the development of these reserves are accurate, that its E&P operators will develop the properties underlying its mineral and royalty interests as scheduled or that the results of such development will be as estimated. The development of such reserves may take longer and may require higher levels of capital expenditures from the E&P operators than Sitio anticipates. Delays in the development of Sitio’s reserves, increases in costs to drill and develop such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of its estimated PUDs and may result in some projects becoming uneconomical for the E&P operators of its properties. In addition, delays in the development of reserves could force Sitio to downgrade some PUDs.
Declining general economic, business or industry conditions and inflation may have a material adverse effect on Sitio’s results of operations, cash flows and financial position.
Concerns over global economic conditions, global health threats, supply chain disruptions, including as a result of the imposition of tariffs, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty. Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, with a general decline beginning in the second half of 2022. Annual inflation for the year ended December 31, 2024 was 2.9%. Our E&P operators may experience supply chain constraints and inflationary pressure on their cost structures. Our E&P operators also may face shortages of equipment, raw materials, supplies, commodities, labor and services. These supply chain constraints and inflationary pressures may continue to adversely impact our E&P operators’ operating costs and, if they are unable to manage their supply chain, it may impact their ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could materially and adversely affect the revenues received in respect of our E&P operators’ operations.
In addition, increased hostilities related to the Russia-Ukraine war, as well as the Israel-Hamas conflict and increased tensions in the Middle East, including Iran, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. The resulting political instability and societal disruption and other factors, such as declining business and consumer confidence, may contribute to an economic slowdown and a recession. Crude oil, natural gas and NGL related facilities, including those of Sitio’s E&P operators, could be direct targets of terrorist attacks, and, if infrastructure integral to Sitio's E&P operators is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could materially adversely affect Sitio’s financial condition, results of operations and cash flows. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Recent concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for oil and natural gas products could diminish, which could impact our E&P operators’ operations, affect the ability of our E&P operators to continue operations and ultimately adversely impact our results of operations, cash flows and financial position.
Sitio’s hedging activities could result in financial losses and reduce earnings.
To achieve a more predictable cash flow and to reduce Sitio’s exposure to adverse fluctuations in the prices of oil, natural gas and NGLs, Sitio currently has entered, and may in the future enter, into derivative contracts for a portion of its future production, including fixed price swaps, collars, and basis swaps. Sitio has not designated and does not plan to designate any of its derivative contracts as hedges for accounting purposes and, as a result, records all derivative contracts on its balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, Sitio’s earnings may fluctuate significantly as a result of changes in the fair value of its derivative contracts. Derivative contracts also expose Sitio to the risk of financial loss in some circumstances, including when:
•production is less than expected;
•the counterparty to the derivative contract defaults on its contract obligation; or
•the actual differential between the underlying price in the derivative contract or actual prices received are materially different from those expected.
In addition, these types of derivative contracts can limit the benefit Sitio would receive from increases in the prices for oil, natural gas and NGLs.
Sitio’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.
It is not possible to measure underground accumulation of crude oil, natural gas or NGLs in an exact way. Crude oil, natural gas and NGL reserve engineering is not an exact science and requires subjective estimates of underground accumulations of crude oil, natural gas and NGLs and assumptions concerning future crude oil, natural gas and NGL prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may turn out to be incorrect. Over time, Sitio may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. In addition, certain assumptions regarding future crude oil, natural gas and NGL prices, production levels and operating and development costs may prove incorrect. For example, if commodity prices and operator activity deteriorated, the commodity price assumptions used to calculate reserves estimates would decline, which in turn would lower proved reserve estimates. A substantial portion of Sitio’s reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect Sitio’s estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and future cash generated from operations.

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
Acreage must be drilled before lease expiration, generally within one to three years, in order to hold the acreage by production. Sitio’s E&P operators’ failure to drill sufficient wells to hold acreage may result in the deferral of prospective drilling opportunities. In addition, Sitio’s ORRIs may be lost if the underlying acreage is not drilled before the expiration of the applicable lease or if the lease otherwise terminates.
Leases on crude oil and natural gas properties typically have a term of one to three years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. In addition, even if production or drilling is established during such primary term, if production or drilling ceases on the leased property, the lease typically terminates, subject to certain exceptions.
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
Accounting rules require that Sitio periodically review the carrying value of its properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, production data, economics and other factors, Sitio may be required to write down the carrying value of its properties. Sitio reviews and evaluates the carrying amount of its proved oil, natural gas and NGLs properties for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, Sitio would estimate the fair value of its properties and record an impairment charge for any excess of the carrying value of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, future commodity prices, future production estimates and a commensurate discount rate. Sitio recognized impairment expense of $25.6 million related to its Appalachian Basin proved properties during the year ended December 31, 2023. Sitio did not record any impairment during the years ended December 31, 2024 or 2022. The risk that Sitio will be required to recognize impairments of its crude oil, natural gas and NGLs properties increases during periods of low commodity prices. In addition, impairments would occur if Sitio were to experience sufficient downward adjustments to its estimated proved reserves or the present value of estimated future net revenues. With respect to estimated unproved reserves, impairments could occur if operators do not drill or sufficiently develop Sitio’s acreage. An impairment recognized in one period may not be reversed in a subsequent period. Sitio may incur additional impairment charges in the future, which could materially adversely affect its results of operations for the periods in which such charges are taken.
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
The drilling activities of the E&P operators of Sitio’s properties will be subject to many risks. For example, Sitio will not be able to assure you that wells drilled by the E&P operators of its properties will be productive. Drilling for crude oil, natural gas and NGLs often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient crude oil, natural gas or NGLs to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that crude oil, natural gas or NGLs are present or that a well can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond Sitio’s control and increases in those costs can adversely affect the economics of a project. Further, Sitio’s E&P operators’ drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:
•unusual or unexpected geological formations;
•loss of drilling fluid circulation;
•title problems;
•facility or equipment malfunctions;
•unexpected operational events;
•shortages or delivery delays of equipment and services;
•compliance with environmental and other governmental requirements; and

•adverse weather conditions, such as the winter storms in February 2021, December 2022, and January 2024 that adversely affected operator activity and production volumes in the United States, including in the Delaware and Williston Basins.
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
On August 16, 2022, President Biden signed the IRA 2022 into law pursuant to the budget reconciliation process. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently materially and adversely affect Sitio’s business. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge started calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the IRA 2022. On November 12, 2024, the EPA finalized the methane emissions charge rule, implementing the IRA 2022, which applies to oil and gas facilities emitting more than 25,000 metric tons of CO2 per year. The Trump Administration is likely to challenge, repeal, or revise the EPA rule, although we cannot predict when or to what extent. Additionally, Congress may take action to repeal or revise the IRA 2022, including with respect to the methane charge, which timing or outcome similarly cannot be predicted. To the extent the methane emissions charge rule is implemented as originally promulgated, it could increase the operating costs of Sitio’s E&P operators and adversely affect Sitio’s business. However, compliance with the EPA’s new methane rules may exempt an otherwise covered facility from the requirement to pay the methane emissions charge.
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

Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity to conserve supplies of crude oil, natural gas and NGLs. For example, in January 2021, President Biden signed an Executive Order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices; however, in June 2021, a federal judge for the U.S. District Court of the Western District of Louisiana issued a nationwide preliminary injunction against the pause of new oil and natural gas leases, an injunction which became permanent in August 2022. Since then, federal oil and gas leasing has resumed, although at a reduced level. In November 2021, the Department of the Interior issued a report recommending various changes to the federal leasing program, and though many such changes would require Congressional action, some recommendations, including royalty rate increases and significant decreases in total offered acreage, have been adopted in recent lease sales. The IRA 2022 also incorporated royalty rate increases, raising onshore royalty rates to 16 ⅔%. According to provisions of the IRA 2022, the Department of the Interior released a final rule revising certain fiscal terms on its onshore federal oil and gas leasing program, to include bonding requirements, royalty rates, minimum bids, and codification of other provisions made in the IRA 2022. Substantially all of Sitio’s interests are located on private lands, but Sitio cannot predict the full impact of these developments or whether the Trump Administration may take action to revise or repeal any of these restrictions. Further, in October 2021, the EPA announced it was reconsidering its 2020 decision to maintain the 2015 National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. A draft assessment released in April 2022 indicated EPA staff had reached a preliminary conclusion that the December 2020 decision would stand, however, in August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. The review remains ongoing and is not expected to be complete before the EPA’s five-year cycle for NAAQS review in December 2025. State implementation of the new, revised standards could, among other things, require installation of new emission controls on some of Sitio’s operators’ equipment, result in longer permitting timelines, and significantly increase the capital expenditures and operating costs of Sitio’s E&P operators. Future actions, including actions focused on addressing climate change, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas. While the incoming presidential administration may take actions to revise or repeal existing environmental laws and regulations, we cannot predict how or when the new administration may take such actions, if at all, or the ultimate impact such changes may have on our business.
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
Laws and regulations governing E&P may also affect production levels. Sitio’s E&P operators must comply with federal and state laws and regulations governing conservation matters, including, but not limited to:
•provisions related to the unitization or pooling of the crude oil and natural gas properties;
•the establishment of maximum rates of production from wells;
•the spacing of wells;
•the plugging and abandonment of wells; and
•the removal of related production equipment.
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
Recent regulatory changes in Colorado relating to oil and natural gas permits could cause Sitio’s E&P operators in Colorado to incur increased costs and experience operational delays and result in fewer potential drilling locations.
Following a mandate from the Colorado legislature, the ECMC adopted broad changes to the regulatory scheme governing the issuance of oil and natural gas permits in the state. The new rules most notably introduce a “cumulative impacts” assessment to the permit review process, requiring new oil and natural gas permits to consider past, present and future impacts of new oil and natural gas development in conjunction with existing operations. The rules also increase buffer requirements around residences and communities and adopt emission intensity standards and best management practices. The new regulations became effective on December 15, 2024 and are expected to increase the time needed to obtain new permits in the state. As a result of these developments, Sitio’s operators may be required to curtail operations, delay projects or adjust development plans, which may adversely impact Sitio’s business.
Separately, other developments in Colorado may further impede oil and natural gas development in the state. Legislators continue to propose bills restricting oil and natural gas development, which, if approved, could have an adverse impact on Sitio’s business. For example, in 2024, Colorado legislators proposed a bill that would phase out the permitting of new oil and gas wells in the state beginning in 2028, and fully prohibit new drilling permits as of 2030. Although that bill was eventually abandoned, any future state laws that prohibit drilling or restrict the methods of drilling may adversely impact Sitio’s business. Additionally, the EPA has found that several permits issued by the Colorado Air Pollution Control Division for oil and natural gas developments are unlawfully flawed. While the impact of these developments on Sitio’s business is not yet known, these or other related developments in Colorado could adversely impact Sitio’s operators’ production and operations.
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
However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. In 2022, the EPA published the results of its study of private wastewater treatment facilities (also known as centralized waste treatment (“CWT”) facilities) accepting oil and natural gas extraction wastewater including the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities. The EPA is still determining what, if any, next steps should be taken regarding produced water management. Other government agencies, including the U.S. Department of Energy, the USGS, and the U.S. Government Accountability Office, have evaluated or are evaluating various aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for Sitio’s E&P operators to perform fracturing activities. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though Sitio cannot predict the extent of any such legislation at this time.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which Sitio’s properties are located. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. In April 2019, Colorado adopted Senate Bill 19-181, which made sweeping changes in Colorado oil and gas law, including among other matters, requiring the ECMC to prioritize public health and environmental concerns in its decisions, instructing the ECMC to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. In keeping with SB 19-181, the ECMC in November 2020 adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental resources. Most significantly, these revisions established more stringent setbacks (2,000 feet, instead of the prior 500 feet) on new oil and gas development and eliminated routine flaring and venting of natural gas at new or existing wells across the state, each subject to only limited exceptions. In October 2024, the ECMC adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions intensity targets for oil and gas operators. Neither New Mexico nor Texas currently have state-wide setback legislation, although the state of New Mexico is considering the establishment of state-wide setbacks, as evidenced by a legislative hearing on the topic in June 2024. Some local communities have adopted, or are considering adopting, further restrictions for oil and gas activities, such as requiring greater setbacks. States could also elect to prohibit high volume hydraulic fracturing altogether. For example, in 2024, Colorado lawmakers proposed a bill that would phase out the permitting of new oil and gas wells in the state beginning in 2028, and fully prohibit new drilling permits as of 2030. Although this bill was eventually abandoned, any future state laws that prohibit drilling or the restrict the methods of drilling may adversely impact our business. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. Additionally, on December 17, 2021, the Colorado Air Quality Control Commission adopted regulations aimed at curbing methane emissions from oil and gas operations to include setting methane emission limits per 1,000 BOE produced, more frequent inspections and limits on emissions during maintenance.
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
Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to crude oil, natural gas and NGLs, technological advances in fuel economy and energy-generation devices, and passage of incentives or funding for renewable energy projects such as those contained in the IRA 2022 could reduce demand for crude oil, natural gas and NGLs. The impact of the changing demand for crude oil, natural gas and NGL services and products may have a material adverse effect on Sitio’s business, financial condition, results of operations and cash flows. It is also possible that the concerns about the production and use of fossil fuels will reduce the sources of financing available to Sitio. For example, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Historical equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. While these trends began to reverse in 2022, oil and gas representation in certain key equity market indices remains below its historical peak. In addition, some investors, including investment advisors and certain sovereign wealth and pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. For further information, see the risk factor entitled “Increased attention to ESG matters and conservation measures may adversely impact Sitio’s business or the business of its operators.” Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. Although the impact of future Trump Administration policies is currently unknown, if this negative sentiment continues, it may reduce the availability of capital funding for potential development projects, which could have a material adverse effect on Sitio’s business, financial condition, results of operations and cash flows.
Legislation or regulatory initiatives intended to address seismic activity could restrict Sitio’s E&P operators’ drilling and production activities, as well as Sitio’s operators’ ability to dispose of produced water gathered from such activities, which could have a material adverse effect on their future business, which in turn could have a material adverse effect on Sitio’s business.
State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. For example, in 2016, the USGS identified six states, including Colorado, New Mexico, and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.
In addition, a number of lawsuits have been filed, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. In some instances, regulators may also order that disposal wells be shut in. For example, the Texas Railroad Commission has previously published a rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells, most recently suspending the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area in December 2023. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude, and in July 2024, announced the administrative cancellation of 75 pending permit applications for UIC Class II wells within the 10-mile County Line Seismic Response Area due to the potential for increased seismicity. As a result of these developments, Sitio’s operators may be required to curtail operations or adjust development plans, which may adversely impact Sitio’s business. In addition to regulatory developments, an additional consequence of seismic activity is potential lawsuits alleging that produced water handling operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
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
Under the Relinquishment Act of 1919, as amended (the “Relinquishment Act”), the State of Texas owns mineral rights in certain lands. As a result of judicial interpretation of the Relinquishment Act, the surface owner of such lands may act as an agent for the state in negotiating and executing mineral leases, and, if the state approves the lease terms, the applicable surface owner receives an interest in the resulting royalty interest. Approximately 5.1% of Sitio’s NRAs as of December 31, 2024 were from the rights it received in this manner. However, if the Relinquishment Act were to be amended or repealed or if Sitio were subject to an unfavorable ruling under the Relinquishment Act, Sitio may no longer be able to derive revenue from the corresponding mineral rights, which may have a material adverse effect on its results of operations and cash flows.

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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In response to President Biden’s executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified and reconstructed facilities, known as OOOOb, as well as standards for existing sources, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards established under the final rule include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” investigation and repair requirements. The final methane rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit, although OOOOb is already in effect. The new rules could adversely affect operations and, failure to comply, could result in the imposition of substantial fines and penalties, as well as costly injunctive relief.
At the state level, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. Additionally, several states, including Pennsylvania and New York, have proceeded with a number of state and regional efforts aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In April 2022, Pennsylvania became the 12th state to join the Regional Greenhouse Gas Initiative ("RGGI"), a multi-state regional cap-and-trade program comprised of several Eastern U.S. states, including New York and Maryland, as the result of an executive order and subsequent rulemaking promulgated by the Pennsylvania Department of Environmental Protection and Environmental Quality Board. In November 2023, the Commonwealth Court of Pennsylvania ruled that RGGI participation violates the state constitution and the governor’s office subsequently appealed this decision to the state Supreme Court. Although this litigation remains pending at the Supreme Court, in May 2024, Pennsylvania lawmakers proposed, with the support of the governor, the Pennsylvania Climate Emissions Reduction Act, which, if passed, would establish a Pennsylvania-specific cap-and-invest program. And, in December 2022, the New York State Climate Action Council approved a Scoping Plan which, among other items, recommends an economy-wide cap-and-invest program to facilitate emission reduction efforts, to include establishment of an enforceable annual cap on GHG emissions for all sectors which would be reduced every year. In January 2023, the Governor of New York directed the Department of Environmental Conservation and the New York State Energy Research and Development Authority to advance such a cap-and-invest program. The New York State

Department of Environmental Conservation conducted multiple stages of pre-proposal outreach and is preparing draft regulations. As a result of these state actions, Sitio’s E&P operators that operate in those areas may experience increased operating costs if they are required to purchase emission allowances in connection with their operations.
At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions to 50-52% below 2005 levels by 2030; subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels and control or otherwise reduce GHG emissions, though none have been legally binding. However, on January 20, 2025, President Trump issued an Executive Order re-withdrawing from the Paris Agreement and from other commitments made under the United Nations Convention on Climate Change. The full impact of these actions and the United States’ participation in future United Nations climate-related conferences is uncertain at this time. The full impact of these various orders, pledges, agreements and actions, and any legislation or regulation promulgated to fulfill the United States’ commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon Sitio’s operations and those of its operators.
The federal government, from time to time, and most recently under the Biden Administration, has taken, and in the future could again attempt to take, various actions related to climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors, which have had varying degrees of success. We cannot predict at this time what actions the Trump Administration may take with respect to these matters. The Bureau of Land Management recently finalized rules to update the fiscal terms of the federal oil and gas leasing program, as well as impose additional requirements on operators with regards to methane waste, the latter of which is currently subject to litigation and halted in certain states. Substantially all of Sitio’s interests are located on private lands, but Sitio cannot predict the full impact of these developments or whether a future administration may pursue further restrictions. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with pending Department of Energy review of the underlying analysis for authorizations. The pause was challenged by both states and industry groups and was struck down by the U.S. District Court for the Western District of Louisiana in July 2024. Subsequently, in December 2024, the Biden Administration released a study on the economic and environmental impacts of LNG exports, finding, based on a range of scenarios that vary in assumptions about global climate policies and technology availability, that increased U.S. LNG exports are associated with higher global GHG emissions. While President Trump has issued an Executive Order directing the DOE to restart reviews of LNG export applications, we cannot predict what impact the study released by the prior administration may ultimately have. Further, litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Should Sitio be targeted by any such litigation, it may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to causation or contribution to the asserted damage, or to other mitigating factors. An unfavorable ruling in any such case could significantly impact Sitio’s operations and could have an adverse impact on Sitio’s financial condition.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, although this trend has waned in recent years. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, the limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
Additionally, on March 6, 2024, the SEC adopted a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; and material Scope 1 and Scope 2 GHG emissions. The rule’s implementation is currently paused pending litigation, and the SEC under the Trump Administration is expected to repeal or further modify the rule; however, the timeline for any repeal, if at all, is subject to uncertainty and may face additional legal challenges. Notwithstanding the foregoing, the implementation of any similar climate-related disclosure rule in the future, may result in additional legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on Sitio’s personnel, systems and resources. The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of Sitio’s interests. Additionally, political, litigation and financial risks may result in Sitio’s E&P operators restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of its interests. One or more of these developments could have a material adverse effect on Sitio’s business, financial condition and results of operations.
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
In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). In August 2019, the FWS and National Marine Fisheries Service (“NMFS”) issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states challenged the three rules and, after the final rules were remanded, the FWS and NMFS revised the three rules. The revised regulations for classifying species and designating critical habitat, interagency cooperation, and protecting endangered and threatened species were finalized on April 5, 2024. Among other things, these rules reinstate prior language affirming that listing determinations are made “without reference to possible economic or other impacts of such determination,” clarify the standards for delisting species, revise the set of circumstances for when critical habitat may be not prudent, revise the criteria for identifying unoccupied critical habitat, and reinstate general application of the “blanket rule” option for protecting newly listed threatened species. To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where Sitio’s E&P operators operate, Sitio’s E&P operators’ abilities to conduct or expand operations could be limited, or Sitio’s E&P operators could be forced to incur material additional costs.

Moreover, Sitio’s E&P operators’ drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. For example, in November 2022, following an extensive review, the FWS listed two distinct population segments of the Lesser Prairie Chicken under the ESA. The northern distinct population segment, encompassing southeastern Colorado, southcentral to western Kansas, western Oklahoma, and the northeast Texan Panhandle, is listed as threatened while the southern district population segment, covering eastern New Mexico and the southwest Texas Panhandle, is listed as endangered. Relatedly, in June 2022, FWS approved a habitat conservation plan for the Lesser Prairie Chicken, which allows oil and gas operators to receive an “incidental take” permit in exchange for purchasing credits from a conservation bank and agreeing to certain conservation practices. In June 2024, the FWS issued a final rule listing the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin as endangered under the ESA. The FWS listing decisions for both the lesser prairie chicken and the dunes sagebrush lizard are subject to litigation in the U.S. District Court for the Western District of Texas, and the results of both challenges remain uncertain.
In addition, as a result of one or more settlements approved by the FWS, the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The FWS did not meet that deadline, but continues to evaluate whether to take action with respect to those species. The designation of previously unidentified endangered or threatened species such as the dunes sagebrush lizard or greater sage grouse, which has been proposed for listing as threatened, could cause Sitio’s E&P operators’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.
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
In addition, during previous periods of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and during any future period of economic instability Sitio may not be able to obtain additional financing on commercially reasonable terms, if at all, including as a result of increases in cost of capital. If Sitio is unable to obtain adequate financing or financing on terms satisfactory to it, Sitio could experience a material adverse effect on its business, financial condition and results of operations.
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
Pursuant to the terms and conditions of the Sitio Credit Agreement, the Lenders committed to providing a credit facility to Sitio OpCo in an aggregate principal amount of up to $1.5 billion. The availability under the Sitio Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of Lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of December 31, 2024, the Sitio Credit Agreement has a $925.0 million borrowing base and $925.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Sitio Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million. The Sitio Credit Agreement contains customary affirmative and negative covenants, including, without limitation, reporting obligations, financial covenants, restrictions on asset sales, restrictions on additional debt and lien incurrence, restrictions on Sitio’s ability to make certain fundamental changes to its business, restrictions on hedging arrangements and restrictions on making investments and distributions. Sitio’s ability to make distributions is subject to satisfaction of certain conditions, including no event of default, no borrowing base deficiency, liquidity of at least 10% of the total commitments under the Sitio Credit Agreement, and a pro forma leverage ratio not to exceed 3.00:1.00.

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
The Indenture contains covenants that, among other things, limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from its restricted subsidiaries to it or any guarantor; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. As of December 31, 2024, Sitio OpCo was in compliance with the terms and covenants of the 2028 Senior Notes.
Sitio’s debt levels may limit its flexibility to obtain additional financing and pursue other business opportunities.

Sitio’s existing and any future indebtedness could have important consequences to it, including:
•its ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms acceptable to it;
•covenants in the Sitio Revolving Credit Facility and the 2028 Senior Notes require, and in any future credit and debt arrangement may require, Sitio and certain of its subsidiaries to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;
•its access to the capital markets may be limited;
•its borrowing costs may increase;
•it will use a portion of its discretionary cash flows to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payment of dividends to its stockholders; and
•its debt level will make Sitio more vulnerable than its competitors with less debt to competitive pressures or a downturn in its business or the economy generally.
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
Collectively, (i) KMF DPM HoldCo, LLC, a Delaware limited liability company (“KMF”), and Chambers DPM HoldCo, LLC, a Delaware limited liability company (together with KMF, “Kimmeridge”), (ii) BX Royal Aggregator LP, a Delaware limited partnership (“Royal Aggregator”) and Rock Ridge Royalty Company LLC, a Delaware limited liability company (together with Royal Aggregator, “Blackstone”) and (iii) Source Energy Permian II, LLC, Sierra Energy Royalties, LLC, and Source Energy Partners, LLC, each a Delaware limited liability company (collectively, the “Source Stockholders” and, the Source Stockholders, together with Kimmeridge and Blackstone, the “Sponsors”), hold the substantial majority of the outstanding Class C Common Stock. Each share of Class C Common Stock has no economic rights, but entitles the holder thereof to one vote for each share of Class C Common Stock held by such holder. Holders of Class C Common Stock are entitled to one vote for each share held on all matters to be voted on by Sitio’s stockholders and, with the holders of Class A Common Stock, vote together as a single class on all matters submitted to a vote of Sitio’s stockholders, except as required by law or Sitio’s Amended and Restated Certificate of Incorporation (as amended, the “A&R Charter”). As a result, the Sponsors hold approximately 46.0% of the voting power over Sitio, which may provide them with significant influence over matters requiring stockholder approval, including the election of directors, changes to organizational documents and significant corporate transactions. This concentration of ownership and relationship with the Sponsors makes it unlikely that any other holder or group of holders of Common Stock will be able to affect the way Sitio is managed or the direction of its business. As a result of their significant influence, the Sponsors may support certain decisions that could involve risks to, or that may conflict with the interests of, Sitio’s other stockholders.
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
Additionally, the Sponsors and Sitio’s executive officers own over 98% of the outstanding Class C Common Stock and hold an equivalent number of Sitio OpCo Partnership Units for each such share of Class C Common Stock. Each share of Class C Common Stock has no economic rights. However, holders of Class C Common Stock are entitled to one vote for each share held on all matters to be voted on by Sitio’s stockholders and, with the holders of Class A Common Stock, vote together as a single class on all matters submitted to a vote of Sitio’s stockholders, except as required by law or the A&R Charter. Each holder of Sitio OpCo Partnership Units has the right to cause Sitio OpCo to redeem all or a portion of its Sitio OpCo Partnership Units for shares of Class A Common Stock or, under certain circumstances and at Sitio OpCo’s election, an equivalent amount of cash. In connection with any such redemption, a corresponding number of shares of Class C Common Stock will be canceled. If the holders of Sitio OpCo Partnership Units redeem or exchange all of their Sitio OpCo Partnership Units for shares of Class A Common Stock, and no shares of Class A Common Stock are otherwise issued, they will own approximately 47% of Sitio’s Class A Common Stock.
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
The A&R Charter authorizes the Board to issue, without stockholder approval, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over Sitio’s Class A Common Stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of Class A Common Stock, and such terms may prevent or delay an acquisition of Sitio. For example, holders of a class or series of Sitio’s preferred stock may be granted the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, holders of preferred stock may be assigned the repurchase or redemption rights or liquidation preferences which could affect the residual value of Sitio’s Class A Common Stock.
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
The A&R Charter designates the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, any state or the federal court sitting in the State of Delaware with jurisdiction over the matter) to the fullest extent permitted by applicable law, as the sole and exclusive forum for (a) any derivative action or proceeding brought on Sitio’s behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of Sitio’s directors, officers, employees or agents to Sitio or Sitio’s stockholders, (c) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, the A&R Charter or Sitio’s bylaws or (d) any action asserting a claim against Sitio that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of Sitio’s capital stock is deemed to have notice of, and consented to, the provisions of the A&R Charter described in the preceding sentence. This provision does not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934 (the “Exchange Act”), the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit the ability of stockholders to obtain a favorable judicial forum for disputes with Sitio or with Sitio’s directors, officers or employees and may discourage stockholders from bringing such claims. Alternatively, if a court were to find these provisions of the A&R Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Sitio may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Sitio’s business, financial condition, and results of operations.
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
•adversely impacting Sitio’s ability to compete for mineral and royalty interests;
•causing a loss of Sitio’s operators’ production or accidental discharges;
•preventing or causing delays in Sitio’s operators’ ability to produce, transport, process and market their production;
•disrupting supply chains, which could delay or halt Sitio’s operators’ E&P development activities;
•adversely impacting the crude oil, natural gas and NGLs market; and
•damaging Sitio’s or its operators’ reputation, subjecting it or them to financial or legal liability, regulatory fines and penalties and requiring it or them to incur significant costs, including remedial and compliance costs and costs to repair or restore its or their systems and data.
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
Board of Directors’ Oversight and Management’s Role
Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. The Company’s IT function focuses on current and emerging cybersecurity matters. The Company’s IT department is led by the Director of IT, who reports to the Company’s Executive Vice President, Operations, including with respect to emerging cybersecurity incidents. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. To facilitate effective oversight, the Director of IT holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks. The Director of IT has served at Sitio since 2022 and has over 19 years of experience in managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs at Sitio and similar companies.
Through the Company’s enterprise risk management program, the Board is responsible for overseeing cybersecurity, information security, and IT risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. The Audit Committee assists the Board in exercising oversight of the Company’s cybersecurity, information security, and IT risks. As appropriate, the Board or Audit Committee reviews and discusses with management the Company’s procedures and practices as well as any potential identified incidents with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Executive Vice President, Operations is responsible for keeping the Board apprised of cybersecurity incidents and the Board is charged with determining the materiality of such incident.
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
Holders of Record
Pursuant to the records of our transfer agent, as of February 24, 2025, there were approximately 46 holders of record of our Class A Common Stock and 38 holders of record of our Class C Common Stock. This number does not include owners or stockholders who beneficially own our shares through a broker or other entity who may hold shares in “street name.” There is no public market for our Class C Common Stock.
Issuer Purchases of Equity Securities
The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan ($ in thousands)(3)
October 1, 2024 - October 31, 2024	53,042	$21.88	51,762	$93,618
November 1, 2024 - November 30, 2024	6,553	$23.00	6,094	$93,479
December 1, 2024 - December 31, 2024	612,430	$19.82	584,925	$81,854
Total	672,025		642,781
(1) The total number of shares purchased includes 29,244 shares repurchased representing shares of our Common Stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards.
(2) Excludes commissions paid and excise taxes accrued related to stock repurchases.
(3) On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. During the three months ended December 31, 2024, we repurchased 642,781 shares of Class A Common Stock for approximately $12.9 million under the Share Repurchase Program.
Dividends
The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
September 30, 2024	$0.28	$22,185	November 27, 2024	November 19, 2024
June 30, 2024	$0.30	$24,071	August 30, 2024	August 19, 2024
March 31, 2024	$0.41	$33,066	May 31, 2024	May 21, 2024
December 31, 2023	$0.51	$41,950	March 28, 2024	March 15, 2024
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2022	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022
The Company’s dividend policy is within the discretion of the Board, and all future dividend payments are subject to quarterly review and approval by the Board and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in the Sitio Revolving Credit Facility and 2028 Senior Notes, and other factors the Board may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Stockholder Return Performance Presentation
The performance graph below compares the cumulative total returns of our Class A Common Stock over the period from December 31, 2019 through December 31, 2024 with the cumulative total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF (“XOP”). XOP is a weighted composite of 53 oil and gas exploration and production companies. The cumulative total stockholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A Common Stock on December 31, 2019, and in the S&P 500 Index and XOP on the same date. The results shown in the graph below are not necessarily indicative of future performance.

Item 6.             Reserved

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere in this Annual Report.
The following discussion and analysis primarily focuses on 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed with the SEC on February 29, 2024.
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
Overview
As of December 31, 2024, we owned mineral and royalty interests representing approximately 273,100 NRAs when adjusted to a 1/8th royalty. For the year ended December 31, 2024, the average net daily production associated with our mineral and royalty interests was 38,517 BOE/d, consisting of 19,128 Bbls/d of oil, 64,363 Mcf/d of natural gas and 8,661 Bbls/d of NGLs. Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. As such, the historical consolidated financial statements for the year ended December 31, 2022 included in this Annual Report are based on the financial statements of our predecessor, Kimmeridge Mineral Fund, LP (the “Predecessor”), prior to our corporate reorganization. Since our Predecessor’s formation in November 2016, we have accumulated our acreage position by making 209 acquisitions as of December 31, 2024. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation, regulatory environment, and, most importantly, rate of return.
Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and ad valorem taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the year ended December 31, 2024, our production and ad valorem taxes were approximately $3.29 per BOE, relative to an average realized price of $43.35 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.
Recent Developments
Share Repurchase Program
On February 28, 2024, our Board authorized a share repurchase program (“Share Repurchase Program”) that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. The shares may be repurchased from time to time through various methods including but not limited to in the open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Exchange Act. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our Common Stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.

For the year ended December 31, 2024, the Company repurchased 4,224,814 shares of its Class A Common Stock in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $22.72, upon repurchase by the Company, inclusive of third-party commissions.
For the year ended December 31, 2024, the Company repurchased and immediately canceled 897,457 Sitio OpCo Partnership Units together with an equivalent number of shares of Class C Common Stock under our Share Repurchase Program. The repurchased Sitio OpCo Partnership Units were recorded at a weighted average price of $24.67.
The IRA 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our Share Repurchase Program in the year ended December 31, 2024, and will continue to apply in subsequent taxable years.
Revolving Credit Facility
On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Revolving Credit Facility”) among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the Lenders, which amended, restated and refinanced in its entirety the RBL Credit Agreement (defined below). On December 16, 2024, Sitio OpCo and the other guarantors party thereto entered into that certain Fourth Amendment to Third Amended and Restated Credit Agreement, pursuant to which the Sitio Credit Agreement was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about November 1, 2024 by increasing the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) to $925,000,000, (ii) increase the elected commitment amount to $925,000,000 and (iii) amend certain other terms of the Sitio Credit Agreement, in each case, on the terms and subject to the conditions set forth therein. At December 31, 2024, the Sitio Borrowing Base, as determined by the Lenders, was $925.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $487.8 million.
Acquisitions
For the year ended December 31, 2024, Sitio completed multiple acquisitions totaling approximately 20,600 NRAs in the Delaware, DJ and Midland Basins.
As of December 31, 2024, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 209 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flows per share.
Production and Operations
Our average daily production during the years ended December 31, 2024, 2023, and 2022 was 38,517 BOE/d (50% crude oil), 35,457 BOE/d (49% crude oil), and 15,204 BOE/d (52% crude oil), respectively. For the year ended December 31, 2024, we received an average of $75.26 per Bbl of crude oil, $1.02 per Mcf of natural gas and $18.99 per Bbl of NGLs, for an average realized price of $43.35 per BOE. For the year ended December 31, 2023, we received an average of $75.80 per Bbl of crude oil, $1.77 per Mcf of natural gas and $19.21 per Bbl of NGLs, for an average realized price of $44.39 per BOE. For the year ended December 31, 2022, we received an average of $93.05 per Bbl of crude oil, $5.50 per Mcf of natural gas and $33.51 per Bbl of NGLs, for an average realized price of $64.05 per BOE.
As of December 31, 2024, we had 47,317 gross (361.7 net) producing horizontal wells on our acreage. Additionally, as of December 31, 2024, there were 5,047 gross (24.5 net) horizontal wells in various stages of drilling or completion and 3,598 active (20.4 net) horizontal drilling permits on our acreage. As of December 31, 2023, we had 36,915 gross (281.6 net) producing horizontal wells on our acreage. Additionally, as of December 31, 2023, there were 4,086 gross (31.1 net) horizontal wells in various stages of drilling or completion and 3,323 gross (17.3 net) active horizontal drilling permits on our acreage. As of December 31, 2022, we had 32,451 gross (239.9 net) producing horizontal wells on our acreage. Additionally, as of December 31, 2022, there were 4,254 gross (31.1 net) horizontal wells in various stages of drilling or completion and 3,223 (16.8 net) active horizontal drilling permits on our acreage.

Economic Indicators
The economy has experienced elevated inflation levels in recent years. In order to manage the inflation risk in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of elevated interest rates in an effort to decrease inflation on a long-term basis. Our exposure to the impact of interest rates is attributable to balances outstanding on the Sitio Revolving Credit Facility and any potential new debt issuances. Our 2028 Senior Notes are not exposed to interest rate movements as the coupon rate on our 2028 Senior Notes is fixed.
Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation and a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs. While inflationary pressures in the United States' economy have begun to subside and the Federal Reserve has recently lowered the federal funds rate, we continue to be impacted by the elevated level of interest rates as compared to recent years. Although the Federal Reserve made cuts to benchmark interest rates in 2024 and there is a possibility of additional cuts, there is no guarantee that such additional cuts will occur. Any subsequent increases in benchmark interest rates could have the effect of further raising our borrowing costs.
There is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the new presidential administration, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operation results, the extent of which cannot be predicted with certainty at this time.
The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia, the conflict in the Israel-Gaza region and increases in hostilities elsewhere in the Middle East, including tensions with Iran, Lebanon and Yemen. It has also has been impacted by, among other events, the uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the conflict in the Israel-Gaza region and elsewhere in the Middle East, and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts by OPEC and others, including OPEC’s recent extensions of its voluntary production cuts. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.
How We Evaluate Our Operations
We use a variety of operational and financial measures to assess our performance. Among the measures considered by management are the following:
•volumes of oil, natural gas and NGLs produced;
•number of producing wells, spud wells and permitted wells;
•commodity prices;
•Adjusted EBITDA; and
•Discretionary Cash Flow.
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
Commodity Prices
Historically, oil, natural gas and NGL prices have been volatile and may continue to be volatile in the future. During the past five years, the posted price for WTI has ranged from a low of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. The Henry Hub spot market price for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. Lower prices may not only decrease our revenues, but also potentially the amount of oil, natural gas and NGLs that our operators can produce economically.
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
Non-GAAP Financial Measures
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
We define Discretionary Cash Flow in 2024 as Adjusted EBITDA, less cash and accrued interest expense and estimated cash taxes.
We define Discretionary Cash Flow for the three months ended December 31, 2023 as Adjusted EBITDA, less cash and accrued interest expense and cash taxes. We revised our definition of Discretionary Cash Flow following this period to reflect our anticipated accrual of taxes period-to-period due to the runoff of tax credits associated with the Brigham Merger.

We define Discretionary Cash Flow for time periods ended prior to December 31, 2023 as Adjusted EBITDA, less cash interest expense and cash taxes. We revised our definition of Discretionary Cash Flow following these periods to reflect quarterly accrual of interest expense on the then-newly issued 2028 Senior Notes, which interest is paid semi-annually. Discretionary Cash Flow is not a measure determined by GAAP.
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
Cash G&A
We define Cash G&A as general and administrative expense less (a) non-cash share-based compensation expense, (b) merger-related transaction costs and (c) rental income.
This non-GAAP financial measure does not represent and should not be considered an alternative to, or more meaningful than, its most directly comparable GAAP financial measure or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Non-GAAP financial measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measure. Our computation of Cash G&A may differ from computations of similarly titled measures of other companies.
Sources of Revenue
Our revenues are primarily derived from mineral and royalty payments received from our E&P operators based on the sale of crude oil, natural gas and NGLs production from our interests. Our revenues may vary significantly from period to period because of changes in commodity prices, production mix and volumes of production sold by our E&P operators. For the years ended December 31, 2024, 2023 and 2022, mineral and royalty revenue made up 98%, 97% and 96%, respectively, of our total revenues. As a result of our royalty income production mix, our income is more sensitive to fluctuations in crude oil prices than it is to fluctuations in natural gas or NGLs prices. Crude oil, natural gas and NGL prices have historically been volatile, and we expect this volatility to continue. Additionally, we earn lease bonus income by leasing our mineral interests to exploration and production companies and income from delay rentals and easements.

The following table presents the breakout of our revenues for the following periods:

	Year Ended December 31,
	2024	2023	2022
Crude oil sales	84%	81%	72%
Natural gas sales	4%	7%	14%
NGL sales	10%	9%	10%
Lease bonus and other income	2%	3%	4%
Total revenues	100%	100%	100%
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
General and Administrative
General and administrative expenses consist of costs incurred related to overhead, including executive and other employee compensation and related benefits, office expenses and fees for professional services such as audit, tax, legal and other consulting services. During the year ended December 31, 2022, some of those costs were incurred on our behalf by the Predecessor’s general partner and its affiliates and reimbursed by the Predecessor. For example, the Predecessor reimbursed an affiliate of its general partner for personnel costs on our behalf. As a result of the Falcon Merger, we incur incremental general and administrative expenses relating to SEC reporting requirements, including annual and quarterly reports, increased tax return preparation expenses, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our Class A Common Stock, increased independent auditor fees, increased legal expenses and investor relations expenses. These incremental general and administrative expenses are not reflected in the Predecessor financial statements.
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

Income Tax Expense
As a corporation, we are subject to U.S. federal income taxes. We are also subject to the Texas margin tax, which is a state franchise tax, and certain state income taxes.
Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our Predecessor’s results of operations for the periods presented, primarily for the reasons described below.
Acquisitions
Our and our Predecessor’s financial statements for the year ended December 31, 2022 do not include the results of operations for the assets acquired in the Chambers acquisition, Rock Ridge acquisition, Source acquisition, the Falcon Merger, Foundation acquisition, Momentum acquisition, and Brigham Merger (described in “Note 7 – Acquisitions and Divestitures” included elsewhere in this Form 10-K) prior to the respective dates of acquisition. As a result, our Predecessor’s financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be.
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
Public Company Expenses
We incur incremental general and administrative expenses as a result of operating as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our Class A Common Stock, increased independent auditor fees, independent reserve engineer fees, increased legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. These incremental general and administrative expenses are not reflected in our Predecessor’s financial statements. Additionally, as a result of the Falcon Merger and Brigham Merger, we have hired additional employees, including accounting, engineering and land personnel, in order to comply with requirements of being a publicly traded company.
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

Management Fees
The Predecessor incurred and paid annual fees under an investment management agreement with Kimmeridge Energy Management Company, LLC, an affiliate of Kimmeridge, of which Noam Lockshin, Sitio’s Chairman, is a managing member. Fees incurred under the agreement totaled approximately $3.2 million for the year ended December 31, 2022. No such fees were incurred for the years ended December 31, 2024 and 2023 or will be incurred in the future.
Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Consolidated Results
The following tables summarize our consolidated revenue and expenses and production data for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Variance
Statement of Operations Data:
Revenue:
Crude oil revenue	$526,910	$480,843	$46,067	10%
Natural gas revenue	23,954	41,034	(17,080)	(42)%
NGLs revenue	60,206	52,665	7,541	14%
Lease bonus	8,550	13,383	(4,833)	(36)%
Other revenue	4,794	5,431	(637)	(12)%
Total revenues	$624,414	$593,356	$31,058	5%
Operating Expenses:
Depreciation, depletion and amortization	320,297	291,320	28,977	10%
General and administrative	54,725	49,620	5,105	10%
Production taxes and other	46,383	46,939	(556)	(1)%
Impairment of oil and gas properties	—	25,617	(25,617)	*
Loss on sale of oil and gas properties	—	144,471	(144,471)	*
Total operating expenses	421,405	557,967	(136,562)	(24)%
Net income from operations	203,009	35,389	167,620	474%
Interest expense, net(1)	(85,240)	(93,413)	8,173	(9)%
Change in fair value of warrant liability	—	2,950	(2,950)	*
Loss on extinguishment of debt	—	(21,566)	21,566	*
Commodity derivatives gains (losses)	(4,905)	15,199	(20,104)	*
Interest rate derivatives gains	—	462	(462)	*
Net income (loss) before taxes	112,864	(60,979)	173,843	*
Income tax benefit (expense)	(17,935)	14,284	(32,219)	*
Net income (loss)	94,929	(46,695)	141,624	*
Net (income) loss attributable to noncontrolling interest	(53,983)	31,159	(85,142)	*
Net income (loss) attributable to Class A stockholders	$40,946	$(15,536)	$56,482	*
(1)Interest expense is presented net of interest income.
*Not applicable or meaningful

	Year Ended December 31,
	2024	2023	Variance
Production Data:
Crude oil (MBbls)	7,001	6,344	657	10%
Natural gas (MMcf)	23,557	23,136	421	2%
NGLs (MBbls)	3,170	2,742	428	16%
Total (MBOE)(6:1)	14,097	12,942	1,155	9%
Average daily production (BOE/d)(6:1)	38,517	35,457	3,060	9%
Average Realized Prices:
Crude oil (per Bbl)	$75.26	$75.80	$(0.54)	(1)%
Natural gas (per Mcf)	$1.02	$1.77	$(0.75)	(42)%
NGLs (per Bbl)	$18.99	$19.21	$(0.22)	(1)%
Combined (per BOE)	$43.35	$44.39	$(1.04)	(2)%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$76.46	$78.62	$(2.16)	(3)%
Natural gas (per Mcf)	$1.33	$2.06	$(0.73)	(35)%
NGLs (per Bbl)	$18.99	$19.21	$(0.22)	(1)%
Combined (per BOE)	$44.47	$46.30	$(1.83)	(4)%
Revenue
Our consolidated revenues for the year ended December 31, 2024 increased as compared to the year ended December 31, 2023. The increase in revenues was primarily due an increase in oil and NGL revenues, partially offset by a decrease in natural gas and lease bonus revenues. The increase in mineral and royalty revenues was primarily due to an increase in our production volumes of 9% from the acquisitions of additional mineral and royalty interests and from our existing interests, partially offset by the sale of certain non-core properties in December 2023.
Oil revenue for the year ended December 31, 2024 increased as compared to the year ended December 31, 2023 due to a 10% increase in oil production volumes, partially offset by a 1% decrease in our average realized oil price.
Natural gas revenue for the year ended December 31, 2024 decreased as compared to the year ended December 31, 2023 due to a 42% decrease in our average realized natural gas price, partially offset by a 2% increase in production volumes. The decrease in our average realized price for natural gas was largely due to pipeline capacity constraints in the Permian Basin in 2024, which caused downward pressure on natural gas prices in the region.
NGLs revenue for the year ended December 31, 2024 increased as compared to the year ended December 31, 2023 due to a 16% increase in NGLs production volumes, partially offset by a 1% decrease in our average realized NGLs price.
Lease bonus revenue decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing.
Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.
Operating Expenses
Depreciation, depletion and amortization expense increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was due to a 9% increase in year-over-year production volumes as well as a higher depletion rate, which increased from $22.47 per BOE for the year ended December 31, 2023 to $22.68 per BOE for the year ended December 31, 2024.

General and administrative expense increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to $7.8 million of additional employee compensation and benefits due to increased share-based compensation expenses as a result of more outstanding share-based compensation awards, as well as an increase in headcount. These increases were partially offset by a decrease in merger-related transaction costs of $2.7 million.
Production taxes and other decreased slightly for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in ad valorem taxes in 2024, which was offset by an increase in severance taxes due to the increase in oil, natural gas and NGLs revenues.
During the year ended December 31, 2023, the Company recognized impairment expense of $25.6 million attributable to its proved properties in the Appalachian Basin due to a decrease in natural gas and NGLs prices. No such expense was recognized by the Company for the year ended December 31, 2024.
Loss on sale of oil and gas properties was $144.5 million for the year ended December 31, 2023, whereas there was no loss on sale of oil and gas properties recognized for the year ended December 31, 2024. During the year ended December 31, 2023, the Company divested all of its mineral and royalty interests in the Appalachian and Anadarko Basins for $113.3 million, net of third-party transaction costs. The assets sold had a carrying value of $257.8 million.
Other Income and Expenses
Interest expense relates to interest incurred on borrowings under our revolving credit facilities, the 2028 Senior Notes and the 2026 Senior Notes. The decrease for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a lower average interest rate incurred on our 2028 Senior Notes during the year ended December 31, 2024 as compared to the interest rates incurred on our 2026 Senior Notes during the year ended December 31, 2023.
For the year ended December 31, 2023 losses on extinguishment of debt totaled $21.6 million. No such expense was incurred for the year ended December 31, 2024. During the year ended December 31, 2023, $1.5 million of previously capitalized deferred financing costs were written off for certain lenders that did not elect to remain a party to the Sitio Revolving Credit Facility in connection with amendments in February and September 2023. The Company redeemed and repaid the 2026 Senior Notes in full during the year ended December 31, 2023 and incurred an additional loss on extinguishment of $20.1 million related to the write-off of unamortized debt issuance costs and debt discount and a redemption premium of 3.0%.
Commodity derivatives losses totaled $4.9 million for the year ended December 31, 2024 as compared to gains of $15.2 million for the year ended December 31, 2023. The decrease of $20.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is due to a decrease in volumes outstanding under our commodity swaps and two-way collar contracts as of December 31, 2024 as compared to December 31, 2023, as well as changes in commodity prices.
Interest rate derivative gains totaled $462,000 for the year ended December 31, 2023. There were no interest rate derivatives for the year ended December 31, 2024. In 2022, we entered into an interest rate swap to manage exposures to changes in interest rates from variable rate borrowings. The interest rate swap expired on December 31, 2023.
Income taxes changed from a benefit of $14.3 million for the year ended December 31, 2023 to an expense of $17.9 million for the year ended December 31, 2024. This was primarily due to the recognition of a pre-tax net loss for the year ended December 31, 2023 as compared to pre-tax net income for the year ended December 31, 2024.

For a discussion of our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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
As of December 31, 2024, our liquidity was $440.5 million, comprised of $3.3 million of cash and cash equivalents and $437.2 million of availability under the Sitio Revolving Credit Facility.
Cash Flows for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 (in thousands):

	Year Ended December 31,

	2024	2023	Variance
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$462,428	$487,500	$(25,072)	(5)%
Investing activities	(329,959)	(59,726)	(270,233)	452%
Financing activities	(144,374)	(431,397)	287,023	(67)%
Net increase (decrease) in cash and cash equivalents	$(11,905)	$(3,623)	$(8,282)	229%
Operating Activities
Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2024 were $462.4 million as compared to $487.5 million for the year ended December 31, 2023. The decrease was primarily a result of variability in timing of cash receipts for our royalty revenue.
Investing Activities
Cash flows used in investing activities totaled $330.0 million for the year ended December 31, 2024 as compared to $59.7 million for the year ended December 31, 2023, an increase of $270.2 million due to acquisitions of oil and gas properties, net of purchase price adjustments. Our expenditures for purchases of oil and gas properties were $329.9 million for the year ended December 31, 2024, as compared to $170.5 million for the year ended December 31, 2023, an increase of $159.3 million. We realized a net increase in cash of $113.3 million during the year ended December 31, 2023 due to the sale of our mineral and royalty interests in the Appalachian and Anadarko Basins.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2024 totaled $144.4 million as compared to cash flows used in financing activities of $431.4 million for the year ended December 31, 2023. Borrowings under our credit facilities for the years ended December 31, 2024 and 2023 were $474.4 million and $644.5 million, respectively, which were used to fund acquisitions of mineral and royalty interests. Repayments on our credit facilities for the years ended December 31, 2024 and 2023 were $263.6 million and $877.5 million, respectively, largely provided by cash flows from operations as well as from divestitures of oil and gas properties during the year ended December 31, 2023. During the year ended December 31, 2023, we received gross proceeds of $600.0 million from the issuance of the 2028 Senior Notes, which were used to repay and extinguish the 2026 Senior Notes and for other general corporate purposes. During the year ended December 31, 2024 we had a $40.7 million decrease in dividends paid to holders of Class A Common Stock and a $46.5 million decrease in distributions paid to noncontrolling interest holders. These decreases were offset by $117.4 million in repurchases of Class A Common Stock and Sitio OpCo Partnership Units during the year ended December 31, 2024, whereas there were no repurchases in 2023. Financing cash outflows during the year ended December 31, 2024 also included $2.4 million related to cash paid for taxes related to net settlement of share-based compensation awards, and $1.2 million of dividend equivalent rights.
Financing cash outflows during the year ended December 31, 2023 included $22.1 million of debt issuance costs incurred in connection with amendments and restatements to the Sitio Revolving Credit Facility and issuance of the 2028 Senior Notes, $12.2 million of debt extinguishment costs incurred in connection with the redemption of the 2026 Senior Notes, dividends of $162.0 million paid to holders of Class A Common Stock, $159.0 million of distributions paid to noncontrolling interest, $3.4 million related to cash paid for taxes related to net settlement of share-based compensation awards, and $1.0 million of dividend equivalent rights.
For a discussion of our cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
Sitio Revolving Credit Facility
On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Sitio Revolving Credit Facility among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the Lenders, which amended, restated and refinanced in its entirety the Second Amended and Restated Credit Agreement, led by Bank of America, N.A. as Administrative Agent, Issuing Bank and Syndication Agent (the “RBL Credit Agreement”). The availability under the Sitio Credit Revolving Credit Facility, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of Lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As part of the aggregate commitments under the revolving advances, the Sitio Revolving Credit Facility provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million.
As of December 31, 2024, the Sitio Borrowing Base as determined by the Lenders was $925.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $487.8 million. As of December 31, 2023, the Sitio Borrowing Base as determined by the Lenders was $850.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $277.0 million.
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

As of December 31, 2024 and 2023, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 7.50% and 8.21%, respectively. As of December 31, 2024 and 2023, the Company had unamortized debt issuance costs of $8.5 million and $11.2 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $3.2 million, $2.9 million, and $1.2 million, respectively, in interest expense related to the amortization of deferred financing costs under its revolving credit facilities. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023 and the First Amendment to Third Amended and Restated Credit Agreement in September 2023, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such, $1.5 million of previously capitalized deferred financing costs were written off to Loss on debt extinguishment during the year ended December 31, 2023.
The Sitio Revolving Credit Facility matures on June 30, 2027. Loans drawn under the Sitio Revolving Credit Facility may be prepaid at any time without premium or penalty (other than customary breakage costs for Term SOFR rate loans) and must be prepaid in the event that exposure exceeds the lesser of the Sitio Borrowing Base and the elected commitments of the Lenders at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed, subject to compliance with the Sitio Revolving Credit Facility. In addition, Sitio OpCo may permanently reduce or terminate in full the commitments under the Sitio Revolving Credit Facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid and may not be reborrowed. Upon the occurrence of an event of default under the Sitio Revolving Credit Facility, the administrative agent acting at the direction of the Lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under the Sitio Revolving Credit Facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.
The Sitio Revolving Credit Facility is subject to a borrowing base established by the Lenders to reflect the loan value of our oil and gas mineral interests. The Sitio Borrowing Base is redetermined by the Lenders on a semi-annual basis. Additionally, Lenders holding two-thirds of the aggregate commitments are able to request one additional redetermination between regularly scheduled redeterminations. Sitio OpCo could also request one additional redetermination between regularly scheduled redeterminations and may request additional redeterminations as appropriate after significant acquisitions of oil and gas properties. The Sitio Borrowing Base is subject to adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of certain additional indebtedness. The Sitio Revolving Credit Facility is collateralized by substantially all of the assets of Sitio OpCo and its restricted subsidiaries.
The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Credit Agreement requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million for purposes of the calculation of total net funded debt. EBITDA for the period ending on December 31, 2024 is calculated as EBITDA for the period beginning on January 1, 2024 and ending on December 31, 2024, as adjusted for material acquisitions and dispositions completed during the reference period. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at December 31, 2024 and 2023.
2028 Senior Notes
On October 3, 2023, Sitio OpCo and Sitio Finance Corp., a Delaware corporation, issued and sold $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028. The 2028 Senior Notes were issued at par. Sitio OpCo used proceeds from the issuance of the 2028 Senior Notes to repay and redeem Sitio OpCo’s senior notes due 2026 (the “2026 Senior Notes”) in full, inclusive of a redemption premium of 3.0%. Remaining proceeds from the 2028 Senior Notes offering were used to repay outstanding borrowings under the Sitio Revolving Credit Facility and for general corporate purposes.
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
As of December 31, 2024 and 2023, the Company had $600.0 million of 2028 Senior Notes outstanding. As of December 31, 2024 and 2023, the Company had unamortized debt issuance costs of $9.6 million and $11.7 million in connection with the issuance of the 2028 Senior Notes, respectively. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the year ended December 31, 2024 and 2023, the Company recognized $2.0 million and $474,000, respectively, of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the year ended December 31, 2022.
New and Revised Financial Accounting Standards
Refer to “Recent Accounting Pronouncements” in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 for a discussion of recent accounting pronouncements.

Contractual Obligations
As of December 31, 2024, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2028 Senior Notes and operating lease agreements for office space. Please see “—Sitio Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2028 Senior Notes” for a description of the 2028 Senior Notes.
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
Oil and Gas Properties
We use the successful efforts method of accounting for oil and natural gas producing properties, as further defined under Accounting Standards Codification 932, Extractive Activities—Oil and Natural Gas. Under this method, costs to acquire mineral interests in oil and natural gas properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of E&P operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved oil and gas properties. Capitalized costs for proved oil and natural gas mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.
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
Crude Oil, Natural Gas and NGLs Reserve Quantities and Standardized Measure of Oil and Gas
Our estimates of crude oil, natural gas and NGLs reserves and associated future net cash flows are prepared or audited by our independent reservoir engineers. The SEC has defined proved reserves as the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating crude oil, natural gas and NGLs reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.
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
A $1.00 per Bbl change in our realized oil price would have resulted in a $7.0 million change in our oil revenues for the year ended December 31, 2024. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $2.4 million change in our natural gas revenues for the year ended December 31, 2024. A $1.00 per Bbl change in NGL prices would have resulted in a $3.2 million change in our NGL revenues for the year ended December 31, 2024. Royalties on oil sales contributed 86% of our mineral and royalty revenues for the year ended December 31, 2024. Royalties on natural gas sales contributed 4% and royalties on NGL sales contributed 10% of our total mineral and royalty revenues for the year ended December 31, 2024.
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
Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility which bears interest at a floating rate and the 2028 Senior Notes, which bear interest at a fixed rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility during the year ended December 31, 2024 was 8.2%. We estimate that an increase of 1.0% in the average interest rate during the year ended December 31, 2024 would have resulted in an approximately $3.9 million increase in interest expense.
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
We have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable level of assurance.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework Scope of the Controls Evaluation. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our management has included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report for the year ended December 31, 2024, as required by Item 308(a) of Regulation S-K. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and has issued an attestation report on the Company’s internal control over financial reporting, included in this Annual Report.
Changes in Internal Control Over Financial Reporting
Except as described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.          Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.          Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the information under the captions “Board of Directors’ Nominees,” “Committees of the Board of Directors,” “2024 Director Compensation,” and “Delinquent Section 16(A) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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
Policy Prohibiting Insider Trading and Related Procedures
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.
Item 11.          Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “2024 Director Compensation” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13.          Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Interested Transactions,” “Board of Directors’ Nominees,” and “Director Independence” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14.          Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

2.3
Contribution Agreement, dated as of June 3, 2018, by and among Royal Resources L.P., Royal Resources GP L.L.C., Noble Royalties Acquisition Co. LP, Hooks Ranch Holdings LP, DGK ORRI Holdings, LP, DGK ORRI GP LLC, Hooks Holding Company GP, LLC and Osprey Energy Acquisition Corp. (incorporated by reference to Exhibit 2.1 to our predecessor’s Current Report on Form 8-K filed with the SEC on June 4, 2018).

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

3.3	Second Amended and Restated Bylaws of the Company, adopted on December 29, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

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

4.3
Form of Registration Rights Agreement, dated as of December 29, 2022, by and among Sitio Royalties Corp., STR Sub Inc. and each of the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2022).

4.4
Registration Rights Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, Chambers DPM HoldCo, LLC, KMF DPM HoldCo, LLC, Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP, Rock Ridge Royalty Company, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.2 to our predecessor’s Current Report on Form 8-K filed on January 12, 2022).

4.5
Registration Rights Agreement dated as of August 23, 2018 by and among Falcon Minerals Corporation, Royal Resources L.P., Noble Royalties Acquisition Co., L.P., Hooks Ranch Holdings LP, DGK ORRI Holdings, LP, DGK ORRI GP LLC and Hooks Holdings Company GP, LLC (incorporated by reference to Exhibit 4.2 to our predecessor’s Current Report on Form 8-K filed on August 29, 2018).

4.6	Description of Sitio Royalties Corp.’s registered securities (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

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

10.6†	Sitio Royalties Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on January 3, 2023).

10.7†	Brigham Minerals, Inc. 2019 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on January 3, 2023).

10.8	Form of DPM HoldCo, LLC Assignment and Allocation Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on January 3, 2023).

10.9†	Sitio Royalties Corp. Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

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

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to our predecessor’s Current Report on Form 8-K filed on June 10, 2022).

10.14†	Form of Participation Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2024).

10.15†	Form of Notice of Restrictive Covenants, Including Covenant Not to Compete (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

10.16#
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

10.17#
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

10.18
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

10.19
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

10.20#
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of December 16, 2024, by and among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and any other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024).

10.21
Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., BX Royal Aggregator LP, Rock Ridge Royalty Company LLC and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.1 to our predecessor’s Current Report on Form 8-K filed on September 12, 2022).

10.22
Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., KMF DPM HoldCo, LLC, Chambers DPM HoldCo, LLC and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.2 to our predecessor’s Current Report on Form 8-K filed on September 12, 2022).

10.23
Support Agreement, dated as of September 6, 2022, by and among Sitio Royalties Corp., Source Energy Leasehold, LP, Permian Mineral Acquisitions, LP and Brigham Minerals, Inc. (incorporated by reference to Exhibit 10.3 to our predecessor's Current Report on Form 8-K filed on September 12, 2022).

10.24
Support Agreement, dated as of January 11, 2022, by and among Falcon Minerals Corporation, DPM Holdco, LLC and Royal Resources L.P. (incorporated by reference to Exhibit 10.1 to our predecessor’s Current Report on Form 8-K filed January 12, 2022).

19.1*	Insider Trading Policy, adopted as of February 25, 2025.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

23.1*	Consent of KPMG LLP.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Sitio Royalties Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024).

99.1*	Cawley, Gillespie & Associates, Inc. Summary of Reserves of Sitio Royalties Corp. at December 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Filed herewith.
**Furnished herewith.
†Identifies management contracts and compensatory plans or arrangements.
#Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.
Item 16.          Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date:	February 26, 2025	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date:	February 26, 2025	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date:	February 26, 2025	By:	/s/ Dawn K. Smajstrla
Dawn K. Smajstrla
Chief Accounting Officer
(Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher L. Conoscenti, Carrie L. Osicka, and Dawn K. Smajstrla and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher L. Conoscenti	Chief Executive Officer	February 26, 2025
Christopher L. Conoscenti	(Principal Executive Officer, Director)

/s/ Carrie L. Osicka	Chief Financial Officer	February 26, 2025
Carrie L. Osicka	(Principal Financial Officer)

/s/ Dawn K. Smajstrla	Chief Accounting Officer	February 26, 2025
Dawn K. Smajstrla	(Principal Accounting Officer)

/s/ Noam Lockshin	Director	February 26, 2025
Noam Lockshin

/s/ Alice Gould	Director	February 26, 2025
Alice Gould

/s/ Morris Clark	Director	February 26, 2025
Morris Clark

/s/ Claire Harvey	Director	February 26, 2025
Claire Harvey

/s/ Gayle L. Burleson	Director	February 26, 2025
Gayle L. Burleson

/s/ Jon-Al Duplantier	Director	February 26, 2025
Jon-Al Duplantier

/s/ Richard K. Stoneburner	Director	February 26, 2025
Richard K. Stoneburner

/s/ John R. Sult	Director	February 26, 2025
John R. Sult

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sitio Royalties Corp.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sitio Royalties Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimate of proved oil and natural gas reserves used in the depletion of proved oil and natural gas properties

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and natural gas producing properties and depletes capitalized costs using the unit-of-production basis over total proved oil and natural gas reserves. The Company’s proved oil and natural gas reserves are estimated by internal petroleum engineers and separately evaluated by external petroleum engineers engaged by the Company. The Company recorded depletion expense of $319.8 million for the year-ended December 31, 2024.

We identified the assessment of estimated proved oil and natural gas reserves used in the depletion of proved oil and natural gas properties as a critical audit matter. Complex auditor judgment was required to evaluate the key assumptions used by the Company, specifically estimated future production quantities and oil and natural gas prices, inclusive of market differentials.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s depletion expense process, including certain controls related to the estimation of proved oil and natural gas reserves. We evaluated (1) the professional qualifications of the Company’s internal petroleum engineers as well as the external petroleum engineers and external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and external petroleum engineers, and (3) the relationship of the external petroleum engineers and external engineering firm to the Company. We read and considered the report issued by the external engineering firm engaged to audit the Company’s methods, processes, and reserve estimates. We assessed the method used by the Company’s internal petroleum engineers to estimate the proved oil and natural gas reserves for consistency with industry and regulatory standards. We compared the Company’s (1) historical estimates of future production quantities to actual production volumes to assess the Company’s ability to accurately forecast, (2) current estimates of future production quantities to actual production trends, and (3) oil and natural gas prices, inclusive of market differentials, to publicly available prices and historical differentials. We analyzed the depletion expense calculation for compliance with regulatory standards and checked the accuracy of the depletion expense calculation.

Accrued oil revenue

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company accrues oil, natural gas and natural gas liquids revenue when information and payment has not been received from operators. This requires the Company to estimate the production volumes delivered and the prices that will be received for the sale of the product. As of December 31, 2024, the Company recorded accrued revenue and accounts receivable, net of $123.4 million, a portion of which related to accrued oil revenue.

We identified the assessment of accrued oil revenue as a critical audit matter. Complex auditor judgment was required to evaluate the estimate of oil production volumes delivered and prices the Company expects to receive, which were used in the Company’s calculation of accrued oil revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue accrual process, including controls related to the development of the estimate of oil production volumes delivered and prices that the Company expects to receive for the sale of such volumes. We compared the Company’s historical accrued oil revenue to actual cash collections to assess the Company’s ability to accurately estimate. We compared (1) accrued oil revenue recorded by the Company as of December 31, 2024 to cash collected subsequent to year-end, (2) a sample of such cash collections to third-party documentation, and (3) the estimate of accrued oil production volumes used in the determination of accrued oil revenue to amounts obtained from the Company’s internal petroleum engineers. We compared (1) the Company’s historical estimates of accrued oil production volumes to actual production volumes received and (2) current estimates of accrued oil production volumes to actual production trends. We evaluated the Company’s estimate of prices expected to be received for the sale of oil produced by independently developing an expectation of such prices using publicly available market prices and historical differentials. We assessed the methods used to develop the accrual for consistency with industry standards and checked the mathematical accuracy of the calculation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Houston, Texas
February 26, 2025

Sitio Royalties Corp.
Consolidated Balance Sheets
(In thousands, except par and share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$3,290	$15,195
Accrued revenue and accounts receivable	123,361	107,347
Prepaid assets	6,760	12,362
Derivative asset	1,811	19,080
Total current assets	135,222	153,984

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,464,836	2,698,991
Proved properties	2,941,347	2,377,196
Other property and equipment	3,737	3,711
Accumulated depreciation, depletion, amortization, and impairment	(818,633)	(498,531)
Total property and equipment, net	4,591,287	4,581,367

Long-term assets
Long-term derivative asset	—	3,440
Deferred financing costs	8,525	11,205
Operating lease right-of-use asset	5,940	5,970
Other long-term assets	2,746	2,835
Total long-term assets	17,211	23,450

TOTAL ASSETS	$4,743,720	$4,758,801

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,385	$30,050
Operating lease liability	1,646	1,725
Total current liabilities	48,031	31,775

Long-term liabilities
Long-term debt	1,078,181	865,338
Deferred tax liability	253,778	259,870
Non-current operating lease liability	5,462	5,394
Other long-term liabilities	1,150	1,150
Total long-term liabilities	1,338,571	1,131,752

Total liabilities	1,386,602	1,163,527

Commitments and contingencies (see Note 16)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 83,205,330 and 82,451,397 shares issued and 78,980,516 and 82,451,397 outstanding at December 31, 2024 and December 31, 2023, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 73,443,992 and 74,965,217 shares issued and 73,391,244 and 74,939,080 outstanding at December 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	1,710,372	1,796,147
Accumulated deficit	(146,792)	(187,738)

Class A Treasury Shares, 4,224,814 and 0 shares at December 31, 2024 and December 31, 2023, respectively	(96,910)	—
Class C Treasury Shares, 52,748 and 26,137 shares at December 31, 2024 and December 31, 2023, respectively	(1,265)	(677)
Noncontrolling interest	1,891,697	1,987,526
Total equity	3,357,118	3,595,274

TOTAL LIABILITIES AND EQUITY	$4,743,720	$4,758,801
The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Oil, natural gas and natural gas liquids revenues	$611,070	$574,542	$355,430
Lease bonus and other income	13,344	18,814	14,182
Total revenues	624,414	593,356	369,612

Operating expenses:
Management fees to affiliates	—	—	3,241
Depreciation, depletion and amortization	320,297	291,320	104,511
General and administrative	54,725	49,620	42,299
Production taxes and other	46,383	46,939	25,572
Impairment of oil and gas properties	—	25,617	—
Loss on sale of oil and gas properties	—	144,471	—
Total operating expenses	421,405	557,967	175,623

Net income from operations	203,009	35,389	193,989

Other income (expense):
Interest expense, net	(85,240)	(93,413)	(35,499)
Change in fair value of warrant liability	—	2,950	3,662
Loss on extinguishment of debt	—	(21,566)	(11,487)
Commodity derivatives gains (losses)	(4,905)	15,199	39,037
Interest rate derivatives gains	—	462	110
Net income (loss) before taxes	112,864	(60,979)	189,812

Income tax benefit (expense)	(17,935)	14,284	(5,681)

Net income (loss)	94,929	(46,695)	184,131
Net income attributable to Predecessor	—	—	(78,104)
Net income attributable to temporary equity	—	—	(90,377)
Net (income) loss attributable to noncontrolling interest	(53,983)	31,159	51
Net income (loss) attributable to Class A stockholders	$40,946	$(15,536)	$15,701

Net income (loss) per share of Class A Common Stock
Basic	$0.49	$(0.20)	$1.10
Diluted	$0.49	$(0.20)	$1.10

Weighted average Class A Common Stock outstanding
Basic	80,621	81,269	13,723
Diluted	80,856	81,269	13,723
The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$94,929	$(46,695)	$184,131
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	320,297	291,320	104,511
Amortization of deferred financing costs and long-term debt discount	5,259	5,534	6,546
Share-based compensation	23,836	18,867	9,250
Change in fair value of warrant liability	—	(2,950)	(3,662)
Loss on extinguishment of debt	—	21,566	11,487
Impairment of oil and gas properties	—	25,617	—
Commodity derivative (gains) losses	4,905	(15,199)	(39,037)
Net cash received for commodity derivative settlements	15,803	24,613	7,104
Interest rate derivative gains	—	(462)	(110)
Net cash received (paid) for interest rate derivative settlements	—	781	(209)
Loss on sale of oil and gas properties	—	144,471	—
Deferred tax (benefit) expense	(6,702)	(42,946)	1,631
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	(16,014)	33,564	(25,313)
Prepaid assets	5,666	19,550	(616)
Other long-term assets	2	2,089	(3,652)
Accounts payable and accrued expenses	14,231	8,810	(88,558)
Due to affiliates	—	—	(380)
Operating lease liabilities and other long-term liabilities	216	(1,030)	1,837
Net cash provided by operating activities	462,428	487,500	164,960

Cash flows from investing activities:
Acquisition of Falcon, net of cash	—	—	4,484
Acquisition of Brigham, net of cash	—	—	11,054
Predecessor cash not contributed in the Falcon Merger	—	—	(15,228)
Purchases of oil and gas properties, net of post-close adjustments	(329,885)	(170,545)	(557,569)
Proceeds from sale of oil and gas properties	—	113,298	—
Other, net	(74)	(2,479)	(840)
Net cash used in investing activities	(329,959)	(59,726)	(558,099)

Cash flows from financing activities:
Borrowings on credit facilities	474,400	644,500	348,895
Repayments on credit facilities	(263,600)	(877,500)	(209,000)
Issuance of 2026 Senior Notes	—	—	444,500
Repayments on 2026 Senior Notes	—	(438,750)	(11,250)
Issuance of 2028 Senior Notes	—	600,000	—
Borrowings on Bridge Loan Facility	—	—	425,000
Repayments on Bridge Loan Facility	—	—	(425,000)
Debt issuance costs	(598)	(22,060)	(24,889)
Debt extinguishment costs	—	(12,176)	—
Distributions paid to Temporary Equity	—	—	(115,375)
Distributions to noncontrolling interest	(112,421)	(158,968)	(13,318)
Dividends paid to Class A stockholders	(121,272)	(161,951)	(18,165)
Dividend equivalent rights paid	(1,165)	(1,048)	(579)
Repurchases of Class A Common Stock	(95,216)	—	—
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	(22,141)	—	—
Cash paid for taxes related to net settlement of share-based compensation awards	(2,361)	(3,444)	—
Deferred initial public offering costs	—	—	(61)
Other	—	—	(1,180)
Net cash (used in) provided by financing activities	(144,374)	(431,397)	399,578

Net change in cash and cash equivalents	(11,905)	(3,623)	6,439
Cash and cash equivalents, beginning of period	15,195	18,818	12,379
Cash and cash equivalents, end of period	$3,290	$15,195	$18,818

Supplemental disclosure of non-cash transactions:
Increase (decrease) in current liabilities for additions to property and equipment:	$343	$(12)	$(379)
Oil and gas properties acquired through issuance of Class C Common Stock and common units in consolidated subsidiary:	—	70,740	3,348,216
Temporary equity cumulative adjustment to redemption value:	—	—	706,940

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$3,135	$9,276	$1,866
Cash paid for interest expense:	83,074	77,310	29,030
The accompanying notes are an integral part of these consolidated financial statements.

Sitio Royalties Corp.
Consolidated Statements of Equity
(In thousands)

	Predecessor Equity		Stockholders’ Equity
	Partners’ Capital	Noncontrolling Interest	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Class A Treasury Shares		Noncontrolling Interest	Total Equity
			Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2021	$560,622	$502,521	—	$—	—	$—	$—	$—	—	$—	$—	$1,063,143
Net income attributable to Predecessor	39,493	38,611	—	—	—	—	—	—	—	—	—	78,104
Capital distribution	—	(13,318)	—	—	—	—	—	—	—	—	—	(13,318)
Balance prior to Falcon Merger at June 6, 2022	$600,115	$527,814	—	$—	—	$—	$—	$—	—	$—	$—	$1,127,929
Falcon Merger Transaction (effected for 1-for-4 reverse stock split)	(600,115)	(527,814)	12,089	1	71,752	7	352,019	—	—	—	—	(775,902)
Net income attributable to stockholders	—	—	—	—	—	—	—	15,751	—	—	—	15,751
Share-based compensation	—	—	—	—	—	—	7,965	—	—	—	—	7,965
Conversion of Class C Common Stock to Class A Common Stock	—	—	1,361	—	(1,361)	—	34,038	—	—	—	—	34,038
Change in deferred taxes from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	—	—	8,211	—	—	—	—	8,211
Dividends to Class A stockholders	—	—	—	—	—	—	—	(18,165)	—	—	—	(18,165)
Dividend equivalent rights paid	—	—	—	—	—	—	—	(579)	—	—	—	(579)
Adjustment of temporary equity to redemption amount	—	—	—	—	—	—	(700,779)	(6,160)	—	—	—	(706,939)
Balance prior to Brigham Merger at December 28, 2022	$—	$—	13,450	$1	70,391	$7	$(298,546)	$(9,153)	—	$—	$—	$(307,691)
Brigham Merger Transaction	—	—	67,334	7	3,956	—	2,049,186	—	(633)	(19,085)	119,293	2,149,401
Reclassification from temporary equity to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2,044,986	2,044,986
Issuance of Class A Common Stock upon vesting of DSUs	—	—	21	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to stockholders	—	—	—	—	—	—	—	(50)	—	—	(51)	(101)
Balance at December 31, 2022	$—	$—	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	$2,164,228	$3,886,595

	Stockholders’ Equity
	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Class A Treasury Shares		Class C Treasury Shares		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at December 31, 2022	80,805	$8	74,347	$7	$1,750,640	$(9,203)	(633)	$(19,085)	—	$—	$2,164,228	$3,886,595
Net income	—	—	—	—	—	(15,536)	—	—	—	—	(31,159)	(46,695)
Share-based compensation	—	—	—	—	16,615	—	—	—	—	—	2,252	18,867
Conversion of Class C Common Stock to Class A Common Stock	2,090	—	(2,090)	—	59,566	—	—	—	—	—	(59,566)	—
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for income taxes	189	—	—	—	(2,906)	—	—	—	—	—	—	(2,906)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(26)	(677)	—	(677)
Change in deferred taxes from conversion of shares of Class C Common Stock to Class A Common Stock	—	—	—	—	(8,683)	—	—	—	—	—	—	(8,683)
Dividends to Class A stockholders	—	—	—	—	—	(161,951)	—	—	—	—	—	(161,951)
Dividend equivalent rights paid	—	—	—	—	—	(1,048)	—	—	—	—	—	(1,048)
Distributions to Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(158,968)	(158,968)
Issuance of Class C Common Stock in connection with acquisition	—	—	2,708	1	—	—	—	—	—	—	70,739	70,740
Cancellation of Treasury Stock	(633)	—	—	—	(19,085)	—	633	19,085	—	—	—	—
Balance at December 31, 2023	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274

	Stockholders’ Equity
	Class A Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Class A Treasury Shares		Class C Treasury Shares		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at December 31, 2023	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
Net income (loss)	—	—	—	—	—	40,946	—	—	—	—	53,983	94,929
Share-based compensation	—	—	—	—	21,578	—	—	—	—	—	2,258	23,836
Conversion of Class C Common Stock to Class A Common Stock	624	—	(624)	—	15,958	—	—	—	—	—	(15,958)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	130	—	—	—	(1,593)	—	—	—	—	—	—	(1,593)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(27)	(588)	—	(588)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(610)	—	—	—	—	—	—	(610)
Dividends to Class A stockholders	—	—	—	—	(121,272)	—	—	—	—	—	—	(121,272)
Dividend equivalent rights	—	—	—	—	(1,165)	—	—	—	—	—	—	(1,165)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(112,421)	(112,421)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(4,225)	(96,910)	—	—	—	(96,910)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	—	—	(897)	—	1,329	—	—	—	—	—	(23,691)	(22,362)
Balance at December 31, 2024	83,205	$8	73,444	$8	$1,710,372	$(146,792)	(4,225)	$(96,910)	(53)	$(1,265)	$1,891,697	$3,357,118

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
Brigham Merger
On December 29, 2022, the Company, consummated the previously announced merger transactions contemplated by the Agreement and Plan of Merger, dated as of September 6, 2022 (the “Brigham Merger Agreement”) by and among STR Sub Inc. (formerly Sitio Royalties Corp.) (“Former Sitio”), MNRL Sub Inc. (formerly Brigham Minerals, Inc.)

(“Brigham”), Brigham Minerals Holdings, LLC, Sitio Royalties Operating Partnership, LP, Sitio Royalties Corp. (formerly Snapper Merger Sub I, Inc.) (“New Sitio”), Snapper Merger Sub IV, Inc., Snapper Merger Sub V, Inc., and Snapper Merger Sub II, LLC. The Brigham Merger Agreement provides for the acquisition of Brigham by Former Sitio in an all-stock transaction. Refer to “Note 3 – Brigham Merger” for further information.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position at December 31, 2024 and 2023, and its results of operations and cash flows for the years ended December 31, 2024, 2023, and 2022. The company operates in one reportable segment: oil and natural gas minerals. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Certain prior period amounts have been reclassified to conform to the current period presentation.
Prior to the closing of the Falcon Merger, the Company’s financial statements that were filed with the SEC were derived from the accounting records of Falcon Minerals Corporation. The Falcon Merger was accounted for as a reverse merger and a business combination for accounting purposes using the acquisition method of accounting with Desert Peak as the accounting acquirer. As such, the historical consolidated financial statements included in this report are based on the financial statements of Desert Peak’s predecessor, Kimmeridge Mineral Fund, LP (“KMF” or the “Predecessor”), prior to our corporate reorganization. Prior to the Falcon Merger, Desert Peak was consolidated into the results of KMF. KMF’s surface rights, which generate revenue from the sale of water, payments for rights-of-way and other rights associated with the ownership of the surface acreage, are included in our historical consolidated financial statements. The assets contributed by KMF in the Falcon Merger did not include KMF’s surface rights. The consolidated financial statements included in this report reflect the historical operating results of KMF prior to June 7, 2022 and the consolidated results of the Company following June 7, 2022, which include the results of Brigham following December 29, 2022. The consolidated balance sheets at December 31, 2024 and 2023 reflect the assets and liabilities of the Company, which include the assets and liabilities of KMF Land, LLC (a subsidiary of the Predecessor) (“KMF Land”) at their historical costs, the assets and liabilities of Falcon Minerals Corporation measured at fair value as of June 7, 2022, and the assets and liabilities of Brigham measured at fair value as of December 29, 2022. Earnings per share is calculated based on the consolidated results of the Company for the periods subsequent to the Falcon Merger. The Company has acquired additional surface rights in connection with multiple acquisitions subsequent to the Falcon Merger. The results of each subsequent acquisition are included in the consolidated company results for the periods following the consummation of such acquisition.
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
Sitio OpCo was determined to be a variable interest entity for which Sitio is the primary beneficiary, as Sitio has both the power to direct Sitio OpCo and the right to receive benefits from Sitio OpCo. As a result, Sitio consolidates the financial results of Sitio OpCo and its subsidiaries. Sitio conducts substantially all of its business through its consolidated subsidiaries, including Sitio OpCo, which, as of December 31, 2024, is owned approximately 52% by Sitio Royalties Corp.

and approximately 48% by holders of our noncontrolling interests. As the sole managing member of Sitio OpCo, Sitio is responsible for all operational, management and administrative decisions related to Sitio OpCo’s business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
The Company’s estimates and classification of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering, and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon several variable factors and assumptions. These factors and assumptions include historical production, the assumed effect of regulations by governmental agencies, assumptions regarding continued reservoir performance, and assumptions governing oil and natural gas prices. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas and estimates of the future net cash flows is inherently imprecise and may vary substantially.
Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to oil and natural gas properties.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this ASU in this Annual Report on Form 10-K for the year ended December 31, 2024. See "Note 18 – Segment" for further details.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply the standard retrospectively. We are currently evaluating the impact of the ASU on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for annual periods beginning after December 15, 2026, and requires either prospective or retrospective application. We are currently evaluating the impact of the ASU on our disclosures.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses from such investments.
Accrued Revenue and Accounts Receivable
Accrued revenue and accounts receivable represent amounts due to the Company and are uncollateralized, consisting primarily of royalty revenue receivable. Royalty revenue receivable consists of royalties due from operators for oil, natural gas and NGL volumes sold to purchasers. Those purchasers remit payment for production to the operator of the properties and the operator, in turn, remits payment to the Company. Because production statements and associated payments may not be received from operators for 30 to 90 days or more after the production is delivered, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenues.

The Company’s accrued revenue and accounts receivable consisted of the following as of the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Accrued revenue	$121,836	$104,832
Accounts receivable	1,525	2,515
Total accrued revenue and accounts receivable	$123,361	$107,347
Accounts receivable at December 31, 2024 are primarily composed of accrued receivables related to our derivative instruments. Refer to “Note 13 – Derivative Instruments” for more information. Accounts receivable as of December 31, 2023 were primarily composed of accrued revenues acquired in conjunction with the Brigham Merger. The Company routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. The Company did not record any credit losses for the years ended December 31, 2024, 2023, and 2022.
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
Impairment of Oil and Gas Properties
The Company evaluates its producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, the Company compares the expected undiscounted future net cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future net cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future net cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods. The Company recognized an impairment charge of $25.6 million related to its Appalachian Basin proved properties for the year ended December 31, 2023. There was no impairment of proved properties for the years ended December 31, 2024 and 2022.
Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks and current and future operator activity in the respective Basins. The Company recognized no impairment of unproved properties for the years ended December 31, 2024, 2023, and 2022.
Other Property and Equipment
Other property and equipment, which includes leasehold improvements, is recorded at cost. Depreciation is calculated using the straight-line method over the shorter of the lease term or the useful lives of the assets.
We evaluate our other property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset that has been placed in service may not be recoverable. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.

Asset Acquisitions
The Company generally accounts for acquisitions of mineral and royalty interests as asset acquisitions, through which it allocates the purchase price between proved and unproved properties based on relative fair values, with no recognition of goodwill. The Company may use different techniques to determine the allocation, including the discounted net present value of estimated future cash flows and market prices (where available).
Business Combinations
The Company accounts for business combinations, such as the Falcon Merger and Brigham Merger, using the acquisition method. Under the acquisition method, a business combination is accounted for based on the fair value of the consideration given with each of the identifiable assets acquired and liabilities assumed being measured at fair value. The excess of the cost of an acquisition, if any, over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over consideration given for an acquisition, if any, is recognized immediately in earnings as a gain. Determining the fair values of the assets and liabilities acquired involves the use of judgment as fair values are not always readily determinable. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and the discounted net present value of estimated future cash flows, among others.
Derivative Financial Instruments
In order to manage its exposure to oil, natural gas, and NGL price volatility as well as interest rate volatility, the Company may periodically enter into derivative transactions, which may include commodity swap agreements, basis swap agreements, two- and three-way collars, and other similar agreements. From time to time, the Company may periodically enter into various interest rate derivative contracts to manage exposures to changes in interest rates from variable rate obligations. These derivatives are not entered into for trading or speculative purposes. To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations. All derivative counterparties are current lenders under Sitio’s Revolving Credit Facility (defined below). Accordingly, the Company is not required to provide any credit support to its derivative counterparties other than cross collateralization with the properties securing the Sitio Revolving Credit Facility.
The Company records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value and records changes in the fair value of derivatives in current earnings as they occur. Changes in the fair value of commodity and interest rate derivatives, including gains or losses on settled derivatives, are classified within Other income (expense) on the Company’s consolidated statements of operations. The Company’s derivatives have not been designated as hedges for accounting purposes.
Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Accrued interest expense	$9,064	$12,178
Ad valorem taxes payable	12,281	10,364
Payable to seller for pre-effective monies	3,393	2,268
Accrued general and administrative	2,006	1,889
Payable to buyer for post-effective monies	144	1,427
Income taxes payable	16,918	1,592
Other taxes payable	1,117	—
Other	1,462	332
Total accounts payable and accrued expenses	$46,385	$30,050

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
Concentration of Revenue
Collectability of the Company’s royalty revenues is dependent upon the financial condition of the Company’s operators, the entities they sell their products to, as well as general economic conditions in the industry. During the years ended December 31, 2024, 2023, and 2022, the following operators represented 10% or more of total revenues:

	Year Ended December 31,
	2024	2023	2022
ConocoPhillips Company (NYSE: COP)	11%	*	*
Oxy USA Inc. (NYSE: OXY)	10%	*	*
Exxon Mobil Corporation (NYSE: XOM)	10%	*	*
Chevron Corporation (NYSE: CVX)	*	10%	*
Callon Petroleum Company (NYSE: CPE)	*	*	12%
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
Merger-Related Transaction Costs
General and administrative expense for the years ended December 31, 2024, 2023 and 2022 included $0.7 million, $3.5 million and $16.7 million, respectively, of costs incurred by the Company in connection with the Falcon Merger and the Brigham Merger (defined below).
Income Taxes
The Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (a) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (b) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future periods when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted.
The Company evaluates the probability of realizing the future benefits of our deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criteria for recognition.

The Company accounts for uncertainty in income taxes by recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

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
Transaction costs associated with the Brigham Merger incurred for the years ended December 31, 2024, 2023 and 2022 were $0.7 million, $2.8 million and $13.3 million, respectively. These costs, which are comprised primarily of advisory, legal, and other professional and consulting fees, are included in General and administrative expense on our consolidated statements of operations.
The results of Brigham’s operations have been included in our consolidated financial statements since the December 29, 2022 acquisition date. The amount of revenue and direct operating expenses resulting from the acquisition included in our Consolidated Statements of Operations from December 29, 2022 through December 31, 2022 was approximately $2.4 million and $113,000, respectively.

Pro Forma Financial Information
The unaudited pro forma financial information for the year ended December 31, 2022, gives effect to the Falcon Merger and Brigham Merger as if they had both occurred on January 1, 2021 (in thousands, except per share amounts):

Year Ended December 31,
2022
Total revenues	$756,590
Pro forma income (loss) available to Class A stockholders	121,110

Net income (loss) per share:
Basic	$1.50
Diluted	$1.50
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
5. Revenue from Contracts with Customers
Oil, Natural Gas and Natural Gas Liquids Revenues
Oil, natural gas and NGL revenues are generally recognized when control of the product is transferred to the customer, the performance obligations under the terms of the contracts with customers are satisfied and collectability is reasonably assured. All of the Company’s oil, natural gas and NGL sales are made under contracts with customers (operators). The performance obligations for the Company’s contracts with operators are satisfied at a point in time when control transfers to the operator at the wellhead, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. The Company typically receives payment for oil, natural gas and NGL sales within 30 to 90 days of the month of delivery after initial production from the well. Such periods can extend longer due to factors outside of our control. The Company’s leasing contracts with operators are standard industry agreements that include variable consideration based on the monthly index price and adjustments that may include counterparty-specific provisions related to volumes, price differentials, discounts and other adjustments and deductions, including charges for gathering and transportation.
Disaggregation

The following table presents revenue disaggregated by commodity for the periods presented (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Crude oil revenue	$526,910	$480,843	$266,179
Natural gas revenue	23,954	41,034	52,380
NGLs revenue	60,206	52,665	36,871
Total revenues	$611,070	$574,542	$355,430
Lease Bonus and Other Income
The Company also earns revenue from lease bonuses, delay rentals, and right-of-way payments. The Company generates lease bonus revenue by leasing its mineral interests to E&P companies. A mineral lease agreement represents our contract with an operator and generally transfers the rights, for a specified period of time, to explore for and develop any oil, natural gas and NGLs discovered, grants us a specified royalty interest in the hydrocarbons produced from the leased property, and requires that drilling and completion operations commence within a specified time period. The Company recognizes lease bonus revenues when the lease agreement has been executed and payment is determined to be collectible. At the time the Company executes the lease agreement, the lease bonus payment is delivered to the Company. Upon receipt of the lease bonus payment, the Company will release the recordable original lease documents to the operator. The Company also recognizes revenue from delay rentals to the extent drilling has not started within the specified period and payment has been received. Right-of-way payments are recorded when the agreement has been executed and payment is determined to be collectible. The assets contributed by our Predecessor in the Falcon Merger did not include the Predecessor’s surface rights. Subsequent to the Falcon Merger, the Company has acquired additional surface rights in connection with multiple acquisitions. Payments for lease bonus and other income become unconditional upon the execution of an associated agreement. Accordingly, the Company’s lease bonus and other income transactions do not give rise to contract assets or liabilities.
Allocation of Transaction Price to Remaining Performance Obligations
Oil, natural gas and natural gas liquids revenues
The Company’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of our royalty income contracts.
Lease bonus and other income
Given that the Company does not recognize lease bonus or other income until an agreement has been executed, at which point its performance obligation has been satisfied, the Company does not record revenue for unsatisfied or partially unsatisfied performance obligations as of the end of the reporting period.
Prior-period performance obligations
The Company records revenue in the month production is delivered to the customer. As a royalty interest owner, the Company has limited visibility into the timing of when new wells start producing as production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the customer and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded within accrued revenue and accounts receivable in the accompanying consolidated balance sheets. The difference between the Company’s estimates of royalty income and the actual amounts received for oil, natural gas and NGL sales are recorded in the month that the royalty payment is received from the operator. For the years ended December 31, 2024, 2023, and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was primarily attributable to production revisions by operators or amounts for which the information was not available at the time when revenue was estimated.
6. Oil and Natural Gas Properties
The Company owns mineral rights across multiple onshore basins in the United States. These basins include the Permian Basin in West Texas and southeastern New Mexico, the Eagle Ford in South Texas, the DJ Basin in Colorado and

Wyoming, and the Williston Basin in North Dakota. The following is a summary of oil and natural gas properties as of December 31, 2024 and 2023 (in thousands):

Oil and natural gas properties:	December 31, 2024	December 31, 2023
Unproved properties	$2,464,836	$2,698,991
Proved properties	2,941,347	2,377,196
Oil and natural gas properties, gross	5,406,183	5,076,187
Accumulated depletion and impairment	(816,664)	(496,879)
Oil and natural gas properties, net	$4,589,519	$4,579,308
As presented in the consolidated statements of cash flows, during the years ended December 31, 2024, 2023, and 2022, the Company paid $329.9 million, $170.5 million, and $557.6 million, respectively, for purchases of oil and gas properties. Additionally, the Company acquired oil and gas properties of $70.7 million and $3.3 billion during the years ended December 31, 2023 and 2022, respectively, through issuance of Class A Common Stock, Class C Common Stock, and Sitio OpCo Partnership Units. Please see “Note 7 – Acquisitions and Divestitures” for additional information regarding certain of these transactions.
The Company uses the successful efforts method of accounting for its oil and gas properties. Capitalized costs are depleted on a unit of production basis based on proved oil and natural gas reserves. Depletion expense was $319.8 million, $290.8 million, and $103.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the year ended December 31, 2023, the Company recognized an impairment charge of $25.6 million related to its Appalachian Basin proved properties. See “Note 14 – Fair Value Measurement” for additional information. No impairment was recognized for the years ended December 31, 2024 and 2022.
On December 22, 2023, the Company divested all of its mineral and royalty interests in the Appalachian and Anadarko Basins for approximately $113.3 million, net of third-party transaction costs. The assets sold had a carrying value of $257.8 million, resulting in a loss on sale of $144.5 million.
7. Acquisitions and Divestitures
For the twelve months ended December 31, 2024, the Company closed on the acquisition of oil and gas properties for an aggregate purchase price of $350.1 million, prior to the impact of purchase price adjustments, the significant majority of which was allocated to proved properties.
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
Momentum Acquisition
In July 2022, the Company acquired approximately 12,200 NRAs from Momentum Minerals Operating, LP, Momentum Minerals Operating II, LP, Momentum Minerals Nominee, Inc., Momentum Minerals Nominee II, Inc. and Athene Annuity & Life Assurance Company for a purchase price of $213.3 million, net of customary closing adjustments (the “Momentum Acquisition”). The Momentum Acquisition was funded through borrowings under the 364-day term loan credit facility (as amended, the "Bridge Loan Facility") and borrowings under the Sitio Revolving Credit Facility (defined below), in addition to cash on hand.

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
8. Debt
The following is a summary of long-term debt as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Revolving Credit Facility	$487,800	$277,000
2028 Senior Notes	600,000	600,000
Less: Unamortized issuance costs	(9,619)	(11,662)
Total long-term debt	$1,078,181	$865,338
Sitio Revolving Credit Facility
On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Sitio Revolving Credit Facility”) among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the lenders and other financial institutions from time to time party thereto (the “Lenders”), which amended, restated and refinanced in its entirety the Second Amended and Restated Credit Agreement (as amended, the "RBL Credit Agreement").
As of December 31, 2024, the borrowing base under the Sitio Revolving Credit Facility (the “Sitio Borrowing Base”) as determined by the Lenders was $925.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $487.8 million. As of December 31, 2023, the Sitio Borrowing Base was $850.0 million as determined by the Lenders and the outstanding balance under the Sitio Revolving Credit Facility was $277.0 million.
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

As of December 31, 2024 and 2023, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 7.50% and 8.21%, respectively. As of December 31, 2024 and 2023, the Company had unamortized debt issuance costs of $8.5 million and $11.2 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility, including amendments. Such costs are capitalized as deferred financing costs within other long-term assets and are amortized over the life of the facility. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $3.2 million, $2.9 million, and $1.2 million, respectively, in interest expense related to the amortization of deferred financing costs under its revolving credit facilities. In connection with the amendment and restatement of the Sitio Revolving Credit Facility in February 2023 and the First Amendment to the Sitio Revolving Credit Facility (as defined below) in September 2023, certain lenders did not elect to remain a party to the Sitio Revolving Credit Facility. As such, $1.5 million of previously capitalized deferred financing costs were written off to Loss on extinguishment of debt during the year ended December 31, 2023.
The Sitio Revolving Credit Facility matures on June 30, 2027. Loans drawn under the Sitio Revolving Credit Facility may be prepaid at any time without premium or penalty (other than customary breakage costs for Term SOFR rate loans) and must be prepaid in the event that exposure exceeds the lesser of the Sitio Borrowing Base and the elected commitments of the Lenders at such time. The principal amount of loans that are prepaid are required to be accompanied by accrued and unpaid interest and fees on such amounts. Loans that are prepaid may be reborrowed, subject to compliance with the Sitio Revolving Credit Facility. In addition, Sitio OpCo may permanently reduce or terminate in full the commitments under the Sitio Revolving Credit Facility prior to maturity. Any excess exposure resulting from such permanent reduction or termination must be prepaid and may not be reborrowed. Upon the occurrence of an event of default under the Sitio Revolving Credit Facility, the administrative agent acting at the direction of the lenders holding a majority of the aggregate commitments at such time may accelerate outstanding loans and terminate all commitments under the Sitio Revolving Credit Facility, provided that such acceleration and termination occurs automatically upon the occurrence of a bankruptcy or insolvency event of default.
The Sitio Revolving Credit Facility is subject to a borrowing base established by the Lenders to reflect the loan value of our oil and gas mineral interests. The Sitio Borrowing Base is redetermined by the Lenders on a semi-annual basis. Additionally, Lenders holding two-thirds of the aggregate commitments are able to request one additional redetermination between regularly scheduled redeterminations. Sitio OpCo could also request one additional redetermination between regularly scheduled redeterminations and may request additional redeterminations as appropriate after significant acquisitions of oil and gas properties. The Sitio Borrowing Base is subject to adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of certain additional indebtedness. The Sitio Revolving Credit Facility is collateralized by substantially all of the assets of Sitio OpCo and its restricted subsidiaries.
The Sitio Revolving Credit Facility contains customary affirmative and negative covenants, including, without limitation, reporting obligations, restrictions on asset sales, restrictions on additional debt and lien incurrence and restrictions on making dividends or distributions, restrictions on paying other debt and restrictions on certain investments. The Sitio Credit Agreement requires us to maintain (a) a current ratio of not less than 1.00 to 1.00 and (b) a ratio of total net funded debt to consolidated EBITDA of not more than 3.50 to 1.00, with cash netting capped at $25.0 million for purposes of the calculation of total net funded debt. EBITDA for the period ending on December 31, 2024 is calculated as EBITDA for the period beginning on January 1, 2024 and ending on December 31, 2024, as adjusted for material acquisitions and dispositions completed during the reference period. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at December 31, 2024 and 2023.
Third Amended and Restated Credit Agreement
On February 3, 2023, Sitio OpCo, as borrower, and certain of its subsidiaries as guarantors entered into the Sitio Revolving Credit Facility among JPMorgan Chase Bank, N.A., as the administrative agent and as issuing bank, and the Lenders, which amended, restated and refinanced in its entirety the RBL Credit Agreement. The availability under the Sitio Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of Lenders in good faith by calculating a loan value of the proved reserves of Sitio OpCo and its subsidiaries and elected commitments provided by the Lenders. As of February 3, 2023, the Sitio Credit Agreement had a $750.0 million Sitio Borrowing Base and $750.0 million elected commitment amount. As part of the aggregate commitments under the revolving advances, the Sitio Credit Agreement provides for letters of credit to be issued at the request of the borrower in an aggregate amount not to exceed $15.0 million.

First Amendment to Third Amended and Restated Credit Agreement
On September 22, 2023, Sitio OpCo and the guarantors party thereto entered into the First Amendment to Third Amended and Restated Credit Agreement (“First Amendment to the Sitio Revolving Credit Facility”), pursuant to which the Sitio Borrowing Base and the sum of the aggregate elected commitments under the Sitio Credit Agreement were each increased to $850.0 million.
Second Amendment to Third Amended and Restated Credit Agreement
On December 20, 2023, Sitio OpCo and the other guarantors party thereto entered into the Second Amendment to Third Amended and Restated Credit Agreement, pursuant to which the Sitio Credit Agreement was amended to (i) effectuate the scheduled redetermination of the Sitio Borrowing Base intended to be effective on or about November 1, 2023 by reaffirming the Sitio Borrowing Base at $850.0 million, (ii) document the exclusion of certain assets from the Sitio Borrowing Base properties solely for purposes of the Sitio Borrowing Base redetermination described in the foregoing clause (i), (iii) amend certain dates applicable to the semi-annual redetermination of the Sitio Borrowing Base and (iv) amend certain other terms of the Sitio Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.
Third Amendment to Third Amended and Restated Credit Agreement
On May 3, 2024, Sitio OpCo and the other guarantors party thereto entered into the Third Amendment to Third Amended and Restated Credit Agreement, pursuant to which the Sitio Credit Agreement was amended to (i) effectuate the scheduled redetermination of the Sitio Borrowing Base intended to be effective on or about April 1, 2024 by reaffirming the Sitio Borrowing Base at $850.0 million, (ii) amend certain dates applicable to the scheduled redetermination of the Sitio Borrowing Base and (iii) amend certain other terms of the Sitio Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.
Fourth Amendment to Third Amended and Restated Credit Agreement
On December 16, 2024, Sitio OpCo and the other guarantors party thereto entered into the Fourth Amendment to Third Amended and Restated Credit Agreement, pursuant to which the Sitio Credit Agreement was amended to (i) effectuate the scheduled redetermination of the Sitio Borrowing Base intended to be effective on or about November 1, 2024 by increasing the Sitio Borrowing Base to $925.0 million, (ii) increase the elected commitment amount to $925.0 million and (iii) amend certain other terms of the Sitio Credit Agreement, in each case, on the terms and subject to the conditions set forth therein.
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
As of December 31, 2024 and 2023, the Company had $600.0 million of 2028 Senior Notes outstanding. As of December 31, 2024 and 2023, the Company had unamortized debt issuance costs of $9.6 million and $11.7 million in connection with the issuance of the 2028 Senior Notes, respectively. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the years ended December 31, 2024 and 2023, the Company recognized $2.0 million and $474,000, respectively, of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. No such expense was recognized for the year ended December 31, 2022.
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

For the years ended December 31, 2023 and 2022, the Company recognized $2.2 million and $342,000, respectively, of interest expense attributable to the amortization of discount and issuance costs related to the Note Purchase Agreement.

No such expense was recognized for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the weighted average interest rate related to our borrowings under the 2026 Senior Notes was 10.58% and 8.62%, respectively.

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

For the year ended December 31, 2022, the Company recognized $3.4 million of interest expense related to the amortization of issuance costs under the Bridge Loan Agreement. No such expense was recognized for the years ended December 31, 2024 or 2023.
9. Equity
Class A Common Stock
The Company had 78,980,516 shares of its Class A Common Stock outstanding as of December 31, 2024. Holders of Class A Common Stock, par value $0.0001 per share, are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the "Board").
Class C Common Stock
The Company had 73,391,244 shares of its Class C Common Stock outstanding as of December 31, 2024. Shares of Class C Common Stock, par value $0.0001 per share, are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units. Sitio OpCo Partnership Units are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the year ended December 31, 2024, 623,768 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.
Share Repurchase Program
On February 28, 2024, the Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units (the “Share Repurchase Program”). The shares may be repurchased from time to time through various methods including but not limited to in the open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”). The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our Common Stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the Share Repurchase Program.

For the year ended December 31, 2024, the Company repurchased 4,224,814 shares of its Class A Common Stock in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $22.72 upon repurchase by the Company, inclusive of third-party commissions.
For the year ended December 31, 2024, the Company repurchased and immediately canceled 897,457 Sitio OpCo Partnership Units together with an equivalent number of shares of Class C Common Stock under our Share Repurchase Program. The repurchased Sitio OpCo Partnership Units were recorded at a weighted average price of $24.67.
The Inflation Reduction Act of 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our Share Repurchase Program in the year ended December 31, 2024, and will continue to apply in subsequent taxable years. The Stock Buyback Tax is reflected as a component of the repurchased amounts within our Condensed Consolidated Statements of Equity.
Class A Treasury Shares
As of December 31, 2024, 4,224,814 shares of Class A Common stock were held in treasury at a weighted average price of $22.72.
Class C Treasury Shares
As of December 31, 2024, the Company held in treasury 52,748 shares of Class C Common Stock and a corresponding number of Sitio OpCo Units were withheld for income taxes upon vesting of Sitio OpCo Restricted Stock Awards and the income taxes were paid by the Company. The Company transferred the shares of Class C Common Stock to treasury. The treasury shares were recorded at a price of $24.19 per share upon repurchase by the Company, reflective of the economic value of Sitio OpCo Restricted Stock Awards that were withheld upon vesting. See “Note 11 – Share-Based Compensation” for additional information regarding these awards. As of December 31, 2023, 26,137 shares of Class C Common Stock were held in treasury.
Cash Dividends
The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Total Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
September 30, 2024	$0.28	$22,185	November 27, 2024	November 19, 2024
June 30, 2024	$0.30	$24,071	August 30, 2024	August 19, 2024
March 31, 2024	$0.41	$33,066	May 31, 2024	May 21, 2024
December 31, 2023	$0.51	$41,950	March 28, 2024	March 15, 2024
September 30, 2023	$0.49	$40,396	November 30, 2023	November 21, 2023
June 30, 2023	$0.40	$32,705	August 31, 2023	August 18, 2023
March 31, 2023	$0.50	$40,743	May 31, 2023	May 19, 2023
December 31, 2023	$0.60	$48,107	March 31, 2023	March 17, 2023
September 30, 2022	$0.72	$9,148	November 30, 2022	November 21, 2022
June 30, 2022	$0.71	$9,017	August 31, 2022	August 18, 2022
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
Shares of our Class C common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS) above. As such, separate presentation of basic and diluted EPS of Class C under the two class method has not been presented.
The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Class A stockholders	$40,946	$(15,536)	$15,701
Less: Earnings allocated to participating securities	(1,165)	(1,049)	(579)
Net income (loss) attributable to Class A stockholders - basic and diluted	$39,781	$(16,585)	$15,122
Denominator:
Weighted average shares outstanding - basic	80,621	81,269	13,723
Effect of dilutive securities	235	—	—
Weighted average shares outstanding - diluted	80,856	81,269	13,723

Net income (loss) per common share - basic	$0.49	$(0.20)	$1.10
Net income (loss) per common share - diluted	$0.49	$(0.20)	$1.10
The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Warrants	—	3,406	5,312
Unvested share-based compensation awards	1,429	879	302
Shares of Class C Common Stock if converted	74,026	74,731	71,146
Total	75,455	79,016	76,760
Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for convertible class C shares and the treasury stock method for all other instruments. Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of December 31, 2024.
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
Partners’ Capital and Distributions
As of December 31, 2023, as a result of the Falcon Merger, the Company no longer had any Partners’ Capital, which related to our Predecessor’s equity. In June 2022 prior to the Falcon Merger, DPM HoldCo distributed $13.3 million to its outside owners, including $1.9 million to an affiliate Kimmeridge fund.
10. Noncontrolling Interest and Temporary Equity
Noncontrolling Interest
Noncontrolling interest represents the 47.8% economic interest of the Sitio OpCo Partnership Units not owned by Sitio in the consolidated balance sheets as of December 31, 2024. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units. Each share of Class C Common Stock has no economic rights, but entitles the holder to one vote for each share of Class C Common Stock. Each Sitio OpCo Partnership Unit holder, subject to certain limitations, has a redemption right to cause Sitio to acquire all or a portion of its Sitio OpCo Partnership Units for, at Sitio’s election, (i) shares of our Class A Common Stock at a redemption ratio of one share of Class A Common Stock for together, one Sitio OpCo Partnership Unit and one share of Class C Common Stock, or (ii) an equivalent amount of cash.
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
(1)Based on 71,752,285 shares of Class C Common Stock outstanding at June 7, 2022.
(2)Based on 70,390,316 shares of Class C Common Stock outstanding and Class A Common Stock 5-day volume-weighted average price of $29.05 at December 28, 2022. The December 28, 2022 redemption value of temporary equity became the carrying value of noncontrolling interest.
11. Share-Based Compensation
In connection with the Falcon Merger, the Company adopted the Sitio Royalties Corp. Long Term Incentive Plan (the “Plan”). An aggregate of 8,384,083 shares of Class A Common Stock are available for issuance under the Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards. Shares that are canceled, forfeited, exchanged, settled in cash or otherwise terminated will be available for delivery pursuant to other awards. Dividend equivalent rights (“DERs”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a share of Class A Common Stock. Dividends paid in connection with the DERs are accounted for as a reduction in additional paid-in capital for those awards that are expected to vest. Awards that are forfeited could cause a reclassification of any previously recognized DERs payments from a reduction in additional paid-in capital to additional compensation cost. The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of December 31, 2024, a total of 5,756,990 shares of Class A Common Stock remain available for future grant under the Plan.
Share-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the years ended December 31, 2024, 2023, and 2022, in thousands.

	Year Ended December 31,
	2024	2023	2022

RSUs	$5,980	$6,606	$4,463
PSUs	12,810	7,646	2,223
DSUs	2,438	2,014	1,277
Sitio OpCo Restricted Stock Awards	2,258	2,252	1,284
RSUs Converted in the Brigham Merger	246	246	2
PSUs Converted in the Brigham Merger	104	103	1
Total	$23,836	$18,867	$9,250
For the years ended December 31, 2024, 2023, and 2022 the Company paid $1.2 million, $1.0 million and $579,000 related to DERs, respectively.

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
The following table summarizes activity related to unvested RSUs for the year ended December 31, 2024.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	468,112	$25.65
Granted	423,156	20.91
Forfeited	(37,321)	24.65
Vested	(200,405)	29.58
Unvested at December 31, 2024	653,542	$22.34
As of December 31, 2024, there was approximately $11.4 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.2 years.
Deferred Share Units
In accordance with the Plan, the Compensation Committee is authorized to issue deferred share units (“DSUs”) to Eligible Persons (as defined in the Plan). DSUs represent the right to receive shares of Class A Common Stock upon a deferred settlement date in an amount equal to the number of DSUs that have previously vested. The Company estimates the fair value of the DSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable service period. DSUs generally vest in equal quarterly installments over the one-year period beginning on the grant date. Vested DSUs must be held for the duration of service and are settled in shares of Class A Common Stock when a recipient’s service relationship is terminated for any reason.
The following table summarizes activity related to unvested DSUs for the year ended December 31, 2024.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	93,680	$25.38
Granted	101,440	24.12
Forfeited	—	—
Vested	(144,400)	20.70
Unvested at December 31, 2024	50,720	$24.12
As of December 31, 2024, there was approximately $0.9 million of unamortized equity-based compensation expense related to unvested DSUs. That expense is expected to be recognized over a weighted average period of 0.4 years.

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
For purposes of determining our annualized absolute TSR over the performance period, the beginning stock price is based on our 20-day volume weighted average stock price immediately preceding the first day of the performance period. The ending price is generally based on the 20-day volume weighted average stock price ending on the last day of the performance period. PSU payouts for results that fall in between a stated threshold will be interpolated linearly.
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
The following table summarizes the assumptions used to determine the fair values of the PSUs:

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2022	67.23% - 67.30%	2.89% - 4.18%	0.00%
2023	43.57% - 52.71%	3.97% - 4.60%	0.00%
2024	38.38% - 41.09%	4.23% - 4.48%	0.00%
The following table summarizes activity related to unvested PSUs for the year ended December 31, 2024.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	830,188	$30.82
Granted	586,123	24.57
Forfeited	(10,848)	32.86
Vested	—	—
Unvested at December 31, 2024	1,405,463	$28.20
As of December 31, 2024, there was approximately $17.0 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.5 years.
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
The following table summarizes activity related to unvested RSUs converted in the Brigham Merger for the year ended December 31, 2024.

	Restricted Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	11,040	$30.15
Granted	—	—
Forfeited	—	—
Vested	(5,518)	30.15
Unvested at December 31, 2024	5,522	$30.15
As of December 31, 2024, there was approximately $53,000 of unamortized equity-based compensation expense related to unvested RSUs converted in the Brigham Merger. That expense is expected to be recognized over a weighted average period of approximately 0.2 years.
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
The following table summarizes activity related to unvested PSUs converted in the Brigham Merger for the year ended December 31, 2024.

	Performance Stock Units Converted in Brigham Merger
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	7,638	$30.15
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2024	7,638	$30.15
As of December 31, 2024, there was approximately $22,000 of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 0.2 years.
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

The following table summarizes activity related to unvested Sitio OpCo RSAs for the year ended December 31, 2024.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2024	232,145	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Unvested at December 31, 2024	154,763	$29.12
As of December 31, 2024, there was approximately $3.2 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs. That expense is expected to be recognized over a weighted average period of approximately 1.4 years.
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
The Company’s oil swap contracts as of December 31, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
January 2025 - June 2025	1,100	$74.65
The Company’s oil and gas two-way commodity collar contracts as of December 31, 2024 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
January 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
January 2025 - June 2025	11,600	$3.31	$10.34
The Company was not party to any basis swaps or three-way collar contracts as of December 31, 2024 or 2023.
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

Financial Summary
The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024	December 31, 2023
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$1,811	$19,080
Commodity contracts	Long-term assets	—	3,440
Total asset derivatives		$1,811	$22,520

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$1,811	$22,520
The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the consolidated balance sheets (in thousands):

	December 31, 2024			December 31, 2023
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$1,916	$(105)	$1,811	$23,401	$(881)	$22,520
Commodity derivative liabilities	(105)	105	—	(881)	881	—
The following table is a summary of derivative gains and losses, and where such values are recorded in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		Year Ended December 31,
	Statement of income location	2024	2023	2022
Commodity derivative gains (losses)	Other income (expense)	$(4,905)	$15,199	$39,037
Interest rate derivative gains	Other income (expense)	$—	$462	$110
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
The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. During the year ended December 31, 2023, the Company identified an impairment indicator related to its proved oil and gas properties in the Appalachian Basin which indicated the carrying value of the assets exceeded the estimated future undiscounted cash flows. The Company determined the fair value of such proved oil and gas properties based on estimates of future proved reserves, future commodity prices, and future production volumes, and applied a discount rate commensurate with the assets to determine the estimated fair value. As a result, for the year ended December 31, 2023, the Company recognized impairment expense of $25.6 million related to its proved oil and gas properties in the Appalachian Basin. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the undiscounted future net cash flows attributable to our proved oil and gas properties, we may continue to incur proved property impairments in future periods in other basins. No impairment of proved properties was recognized for the years ended December 31, 2024 and 2022.
The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. See “Note 13 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.
The carrying values of cash, accrued revenue, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2). The fair value of debt outstanding pursuant to our 2028 Senior Notes was $618.7 million and $621.5 million as of December 31, 2024 and 2023, respectfully, based on quoted prices for markets that are not active (Level 2).
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
15. Income Taxes

The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the Falcon Merger, the Brigham Merger and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying consolidated financial statements.

The Company’s income tax obligations are significantly affected by the portion of the Company’s consolidated net income attributable to the holders of Sitio OpCo Partnership Units, which is not taxable income to the Company. As the Company’s ownership interest in Sitio OpCo is 52.2%, only tax attributes allocated to the Company are reported, except for Texas Gross Margins tax which is imposed on Sitio OpCo and reported here as such.
The Company's income tax provision consists of the following components:

	Years Ended December 31,
	2024	2023	2022
Federal income tax expense (benefit)
Current	$20,953	$25,753	$2,343
Deferred	(6,705)	(40,822)	1,631
State income tax expense (benefit)
Current	$3,684	$2,909	$1,707
Deferred	3	(2,124)	—
Total income tax expense (benefit)	$17,935	$(14,284)	$5,681

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21%, to the income tax expense from continuing operations for the periods presented is provided below:

	Years Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$112,864	$(60,979)	$189,812

Income tax (benefit) expense at federal statutory rate	$23,702	$(12,806)	$39,861
Income attributable to predecessor	—	—	(16,536)
Income attributable to noncontrolling interests and temporary equity	(11,336)	7,346	(19,154)
Overpayment of federal income taxes	—	(6,956)	—
Return to provision adjustments	1,091	(1,694)	—
Warrant liability adjustment	—	(619)	(769)
Non-deductible transaction costs	—	239	452
State taxes, net of federal benefit	2,376	(270)	1,707
Share-based compensation and 162(m) limitations	1,639	—	—
Other, net	463	476	120
Income tax (benefit) expense	$17,935	$(14,284)	$5,681

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are provided below:

	2024	2023	2022
Deferred tax assets:
Capital loss carryforward	$5,271	$—	$—
Total deferred tax assets:	$5,271	$—	$—
Deferred tax liabilities:
State oil and gas properties	$2,641	$—	$—
Federal outside basis in Sitio OpCo	246,053	247,140	297,795
State outside basis in Sitio OpCo	10,355	12,730	15,812
Total deferred tax liabilities	$259,049	$259,870	$313,607
Net deferred tax assets (liabilities)	$(253,778)	$(259,870)	$(313,607)

As of December 31, 2024, the Company had approximately $24.0 million of U.S. federal and state capital loss carryovers, expiring in 2028. The Company has evaluated the positive and negative evidence and sources of future taxable income and believes that all deferred tax assets are more likely than not to be realized prior to their expiration date.
The 2021 through 2024 tax years remain open to examination by the tax jurisdictions in which the Company is subject to tax. In some instances, state statute of limitations are longer than those prescribed by United States federal tax law.
As of December 31, 2024, the Company has not recorded a reserve for any uncertain tax positions.
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
From time to time, the Predecessor reimbursed Kimmeridge Operations and the Manager for general and administrative expenses. Kimmeridge Operations staff performed land and administrative services on behalf of the Predecessor and the Predecessor reimbursed the Manager for investment and expenses pre-funded on behalf of the Predecessor. As of December 31, 2024 and 2023 there were no amounts due to Kimmeridge Operations or the Manager. For the year ended December 31, 2022, the Predecessor reimbursed approximately $74,000 related to these services
18. Segment
Sitio’s chief operating decision maker (“CODM”) is the executive leadership team that includes the chief executive officer, chief financial officer, executive vice president of land, executive vice president of operations, executive vice president of corporate development, and the executive vice president, general counsel and secretary. The executive leadership team manages the business as a whole and assesses financial performance as a single enterprise and not on an area-by-area basis. Therefore, the Company identified one reportable segment: oil & natural gas minerals. The oil & natural gas minerals segment acquires, owns and manages high-quality mineral and royalty interests across premium basins in the United States and leases its mineral interests to E&P operators. These leases permit E&P operators to explore for and produce oil, natural gas and natural gas liquids from Sitio’s properties and entitle Sitio to receive a percentage of the proceeds from the sales of these commodities. The accounting policies of the oil & natural gas minerals segment are the same as those described in the summary of significant accounting policies. The CODM uses net income from operations generated from segment assets in deciding whether to reinvest profits into the oil & natural gas minerals segment or into other parts of the entity, such as to repurchase shares of our Class A Common Stock or Sitio OpCo Partnership Units (including associated Class C Common Shares), pay dividends to holders of our Class A Common Stock, pay distributions to noncontrolling interest, or make payments on our Sitio Revolving Credit Facility. The CODM assesses performance of the oil & natural gas minerals segment and decides how to allocate resources based on net income and net income from operations that is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates significant expenses and assets based off the consolidated financial statements and does not further disaggregate expenses or assets in deciding how to allocate resources and assess performance. Since the Partnership operates as a single reporting segment, all required segment reporting disclosures can be found in the consolidated financial statements.

19. Subsequent Events
Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.
Cash Dividends
On February 26, 2025, the Company declared a cash dividend of $0.41 per share of Class A Common Stock with respect to the fourth quarter of 2024. The dividend is payable on March 28, 2025 to the stockholders of record at the close of business on March 14, 2025.
20. Supplemental Oil and Gas Information (Unaudited)
The Company’s oil and natural gas reserves are attributable solely to properties within the United States.
Capitalized oil and natural gas costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows (in thousands):

	December 31, 2024	December 31, 2023
Oil and natural gas interests:
Unproved	$2,464,836	$2,698,991
Proved	2,941,347	2,377,196
Total oil and natural gas interests	5,406,183	5,076,187
Accumulated depletion and impairment	(816,664)	(496,879)
Net oil and natural gas interests capitalized	$4,589,519	$4,579,308
Costs incurred in oil and natural gas activities
Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Acquisition costs
Unproved properties	$30,799	$76,863
Proved properties	299,086	93,682
Total	$329,885	$170,545

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

	Years Ended December 31,
	2024	2023	2022
Oil, natural gas and natural gas liquids revenues	$611,070	$574,542	$355,430
Production taxes and other	(46,383)	(46,939)	(25,572)
Depletion	(319,785)	(290,809)	(103,898)
Impairment of oil and natural gas properties	—	(25,617)	—
Income tax expense	(53,878)	(46,459)	(5,681)
Results of operations from oil, natural gas and natural gas liquids	$191,024	$164,718	$220,279
As of December 31, 2024, the reserves presented below were audited by Cawley, Gillespie & Associates, Inc. ("CG&A"), independent petroleum engineers. The reserves as of December 31, 2023, and 2022 presented below were prepared by CG&A. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. The reserves are located in Texas, New Mexico, Colorado, Wyoming, Montana and North Dakota. During the year ended December 31, 2023, the Company sold all of its reserves located in Oklahoma, Pennsylvania, Ohio and West Virginia.
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

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE) (1)
Balance as of December 31, 2021	11,844	46,343	5,023	24,592
Revisions	(231)	2,926	1,093	1,349
Extensions	3,280	8,986	1,160	5,938
Acquisition of reserves	23,025	110,718	12,183	53,660
Production	(2,861)	(9,531)	(1,100)	(5,550)
Balance as of December 31, 2022	35,057	159,442	18,359	79,989
Revisions	(994)	(289)	1,394	352
Extensions	9,257	26,710	3,723	17,431
Acquisition of reserves	2,682	9,572	1,525	5,803
Divestiture of reserves	(826)	(22,029)	(843)	(5,340)
Production	(6,344)	(23,136)	(2,742)	(12,942)
Balance as of December 31, 2023	38,832	150,270	21,416	85,293
Revisions	(1,270)	9,381	863	1,157
Extensions	6,297	22,066	3,132	13,106
Acquisition of reserves	5,209	41,587	6,131	18,271
Production	(7,004)	(23,360)	(3,174)	(14,071)
Balance as of December 31, 2024	42,064	199,944	28,368	103,756
(1) Includes a 48% noncontrolling interest in the Company at December 31, 2024, 2023, 2022 and 2021.

Proved developed and undeveloped reserves:	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE)
Developed as of December 31, 2021	9,285	40,747	4,417	20,494
Undeveloped as of December 31, 2021	2,559	5,596	606	4,098
Balance at December 31, 2021	11,844	46,343	5,023	24,592

Developed as of December 31, 2022	27,407	133,489	15,169	64,824
Undeveloped as of December 31, 2022	7,650	25,953	3,190	15,165
Balance at December 31, 2022	35,057	159,442	18,359	79,989

Developed as of December 31, 2023	30,537	127,170	18,167	69,899
Undeveloped as of December 31, 2023	8,295	23,100	3,249	15,394
Balance at December 31, 2023	38,832	150,270	21,416	85,293

Developed as of December 31, 2024	36,384	179,056	25,368	91,595
Undeveloped as of December 31, 2024	5,680	20,888	3,000	12,161
Balance at December 31, 2024	42,064	199,944	28,368	103,756

For the year ended December 31, 2024, the Company had downward revisions of 1,270 MBbls of oil which was offset by upward revisions of 9,381 MMcf of gas and 863 MBbls of NGL. Total upward revisions of 1,157 MBOE were primarily due to updated estimated ultimate recovery calculations for gas and NGLs. For the year ended December 31,

2024, the Company had extensions of 6,297 MBbls of oil, 22,066 MMcf of gas, and 3,132 MBbls of NGLs of which 1,729 MBbls of oil, 5,328 MMcf of gas, and 695 MBbls of NGLs were from conversions of non-proved resources to proved developed producing reserves due to operator drilling activity and 4,568 MBbls of oil, 16,739 MMcf of gas, and 2,437 MBbls of NGLs were from additional proved undeveloped reserves. In 2024, the Company acquired royalty and mineral interests of 5,209 MBbls of oil, 41,587 MMcf of gas, and 6,131 MBbls of NGLs through multiple acquisitions. For the year ended December 31, 2024, the Company did not divest any royalty or mineral interests.
For the year ended December 31, 2023, the Company had downward revisions of 994 MBbls of oil and 289 MMcf of gas, offset by upward revisions of 1,394 MBbls of NGLs. Total upward revisions of 352 MBOE were primarily due to updated gas shrink and yield calculations. For the year ended December 31, 2023, the Company had extensions of 9,257 MBbls of oil, 26,710 MMcf of gas, and 3,723 MBbls of NGLs of which 1,991 MBbls of oil, 6,560 MMcf of gas, and 922 MBbls of NGLs were from conversions of non-proved resources to proved developed producing and proved developed not producing due to operator drilling activity and 7,266 MBbls of oil, 20,150 MMcf of gas, and 2,801 MBbls of NGLs were from additional proved undeveloped reserves. In 2023, the Company acquired royalty and mineral interests of 2,682 MBbls of oil, 9,572 MMcf of gas, and 1,525 MBbls of NGLs through multiple acquisitions. For the year ended December 31, 2023, the Company divested royalty and mineral interests of 826 MBbls of oil, 22,029 MMcf of gas, and 843 MBbls of NGLs, see “Note 7 – Acquisitions and Divestitures.”
For the year ended December 31, 2022, the Company had downward revisions of 231 MBbls of oil, offset by upward revisions of 2,926 MMcf of gas and 1,093 MBbls of NGLs. Total upward revisions of 1,349 MBOE were primarily due to upward revisions of 831 MBOE related to changes in estimated ultimate recovery and upward revisions of 377 MBOE due to increases in pricing. For the year ended December 31, 2022, the Company had extensions of 3,280 MBbls of oil, 8,986 MMcf of gas, and 1,160 MBbls of NGLs of which 814 MBbls of oil, 1,748 MMcf of gas, and 224 MBbls of NGLs were from conversions of non-proved resources to proved developed producing and proved developed not producing due to operator drilling activity and 2,466 MBbls of oil, 7,238 MMcf of gas, and 936 MBbls of NGLs were from additional proved undeveloped reserves. In 2022, the Company acquired royalty and mineral interests of 23,025 MBbls of oil, 110,718 MMcf of gas, and 12,183 MBbls of NGLs through multiple acquisitions. For the year ended December 31, 2022 the Company did not divest any royalty and mineral interests.
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
As of December 31, 2024, the reserves are comprised of 41% crude oil, 32% natural gas and 27% NGLs on an energy equivalent basis.
For the years ended December 31, 2024, 2023, and 2022, future cash inflows are calculated by applying the 12-month arithmetic average of the first-of-month price from January to December, of oil and gas relating to the Company’s proved reserves, to the year-end quantities of those reserves. The values for the December 31, 2024, 2023, and 2022 proved reserves were derived based on prices presented in the table below. The crude oil pricing was based on the West Texas Intermediate (“WTI”) price; the NGLs pricing was 24% of WTI for 2024, 26% of WTI for 2023, and 37% of WTI for 2022; the natural gas pricing was based on the Henry Hub price. All prices have been adjusted for transportation, quality and basis differentials.

	Oil (Bbl)	Natural Gas (Mcf)	NGLs (Bbl)
December 31, 2024 (Average)	$73.94	$0.77	$17.98
December 31, 2023 (Average)	$77.20	$1.75	$20.22
December 31, 2022 (Average)	$93.05	$5.70	$34.97
The following summary sets forth the future net cash flows related to proved oil and gas reserves based on the standardized measure prescribed in ASC Topic 932 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Future oil and natural gas sales	$3,774,955	$3,694,666	$4,812,767
Future production costs	(295,266)	(293,754)	(404,982)
Future income tax expense	(223,975)	(233,754)	(438,049)
Future net cash flows	3,255,714	3,167,158	3,969,736
10% annual discount	(1,494,194)	(1,408,828)	(1,792,681)
Standardized measure of discounted future net cash flows (1)	$1,761,520	$1,758,330	$2,177,055
(1) Includes a 48% noncontrolling interest in the Company at December 31, 2024, 2023 and 2022.
The principal sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the period	$1,758,330	$2,177,055	$535,303
Net change in prices and production costs	(207,068)	(772,593)	250,889
Sales, net of production costs	(564,349)	(527,603)	(329,858)
Extensions and discoveries	322,804	505,597	234,973
Acquisitions of reserves	290,086	126,066	1,645,909
Divestiture of reserves	—	(116,884)	—
Revisions of previous quantity estimates	15,560	7,589	40,803
Net change in income taxes	10,506	110,549	(244,815)
Accretion of discount	189,550	242,477	53,820
Changes in timing and other	(53,899)	6,077	(9,969)
Balance at the end of the period	$1,761,520	$1,758,330	$2,177,055