Form 10-Q
period 2025-03-31
Sitio Royalties Corp.
filed 2025-05-07
CIK 1949543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 2, 2025, there were 77,517,671 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 73,391,244 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Sitio Royalties Corp.
Condensed Consolidated Balance Sheets
(In thousands, except par and share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,741	$3,290
Accrued revenue and accounts receivable	126,426	123,361
Prepaid assets	6,576	6,760
Derivative asset	472	1,811
Total current assets	135,215	135,222

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,419,385	2,464,836
Proved properties	3,003,337	2,941,347
Other property and equipment	3,720	3,737
Accumulated depreciation, depletion, amortization, and impairment	(896,112)	(818,633)
Total property and equipment, net	4,530,330	4,591,287

Long-term assets
Deferred financing costs	7,724	8,525
Operating lease right-of-use asset	5,604	5,940
Other long-term assets	2,713	2,746
Total long-term assets	16,041	17,211

TOTAL ASSETS	$4,681,586	$4,743,720

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$55,868	$46,385
Operating lease liability	1,719	1,646
Total current liabilities	57,587	48,031

Long-term liabilities
Long-term debt	1,077,119	1,078,181
Deferred tax liability	236,529	253,778
Non-current operating lease liability	5,111	5,462
Other long-term liabilities	1,150	1,150
Total long-term liabilities	1,319,909	1,338,571

Total liabilities	1,377,496	1,386,602

Commitments and contingencies (see Note 13)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 83,321,153 and 83,205,330 shares issued and 77,993,512 and 78,980,516 outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 73,443,992 and 73,443,992 shares issued and 73,391,244 and 73,391,244 outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	1,683,097	1,710,372
Accumulated deficit	(136,509)	(146,792)
Class A Treasury Shares, 5,327,641 and 4,224,814 shares at March 31, 2025 and December 31, 2024, respectively	(119,376)	(96,910)
Class C Treasury Shares, 52,748 and 52,748 shares at March 31, 2025 and December 31, 2024, respectively	(1,265)	(1,265)
Noncontrolling interest	1,878,127	1,891,697
Total equity	3,304,090	3,357,118

TOTAL LIABILITIES AND EQUITY	$4,681,586	$4,743,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Oil, natural gas and natural gas liquids revenues	$158,314	$147,971
Lease bonus and other income	5,201	3,420
Total revenues	163,515	151,391

Operating expenses:
Depreciation, depletion and amortization	77,479	76,318
General and administrative	15,762	13,011
Production taxes and other	12,982	12,026
Total operating expenses	106,223	101,355

Income from operations	57,292	50,036

Other income (expense):
Interest expense, net	(23,268)	(18,510)
Commodity derivatives losses	(908)	(10,050)
Income before taxes	33,116	21,476

Income tax expense	(6,831)	(2,784)

Net income	26,285	18,692
Net income attributable to noncontrolling interest	(16,018)	(10,224)
Net income attributable to Class A stockholders	$10,267	$8,468

Net income per share of Class A Common Stock
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

Weighted average Class A Common Stock outstanding
Basic	78,351	82,404
Diluted	78,544	82,404
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$26,285	$18,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,479	76,318
Amortization of deferred financing costs and long-term debt discount	1,395	1,294
Share-based compensation	6,974	5,104
Commodity derivatives losses	908	10,050
Net cash received for commodity derivatives settlements	431	3,593
Deferred tax benefit	(17,250)	(4,238)
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	(3,065)	(6,228)
Prepaid assets	120	6,813
Other long-term assets	345	343
Accounts payable and accrued expenses	10,113	9,295
Operating lease liabilities and other long-term liabilities	(254)	(296)
Net cash provided by operating activities	103,481	120,740

Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	(16,858)	1,909
Deposits for property acquisitions	—	(15,000)
Other, net	(33)	(167)
Net cash used in investing activities	(16,891)	(13,258)

Cash flows from financing activities:
Borrowings on credit facilities	80,500	59,000
Repayments on credit facilities	(82,100)	(76,000)
Debt issuance costs	(53)	(48)
Distributions to noncontrolling interest	(30,143)	(38,157)
Dividends paid to Class A stockholders	(31,977)	(41,950)
Dividend equivalent rights paid	(403)	(362)
Repurchases of Class A Common Stock	(22,987)	(12,668)
Cash paid for taxes related to net settlement of share-based compensation awards	(976)	(746)
Net cash used in financing activities	(88,139)	(110,931)

Net change in cash and cash equivalents	(1,549)	(3,449)
Cash and cash equivalents, beginning of period	3,290	15,195
Cash and cash equivalents, end of period	$1,741	$11,746

Supplemental disclosure of non-cash transactions:
Decrease in current liabilities for additions to property and equipment:	$(369)	$(87)

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$18,000	$11
Cash paid for interest expense:	9,821	5,180
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Equity
(In thousands, except per share amounts)
(Unaudited)

	Class A		Class C		Additional Paid-in Capital	Accumulated Deficit	Class A		Class C		Noncontrolling Interest	Total Equity
	Common Stock		Common Stock				Treasury Shares		Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at January 1, 2024	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
Net income	—	—	—	—	—	8,468	—	—	—	—	10,224	18,692
Share-based compensation	—	—	—	—	4,543	—	—	—	—	—	561	5,104
Conversion of Class C Common Stock to Class A Common Stock	135	—	(135)	—	3,265	—	—	—	—	—	(3,265)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	50	—	—	—	(607)	—	—	—	—	—	—	(607)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(73)	—	—	—	—	—	—	(73)
Dividends to Class A stockholders	—	—	—	—	(41,950)	—	—	—	—	—	—	(41,950)
Dividend equivalent rights	—	—	—	—	(376)	—	—	—	—	—	—	(376)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(38,157)	(38,157)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(546)	(13,057)	—	—	—	(13,057)
Balance at March 31, 2024	82,636	$8	74,830	$8	$1,760,949	$(179,270)	(546)	$(13,057)	(26)	$(677)	$1,956,889	$3,524,850

	Class A		Class C		Additional Paid-in Capital	Accumulated Deficit	Class A		Class C		Noncontrolling Interest	Total Equity
	Common Stock		Common Stock				Treasury Shares		Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at January 1, 2025	83,205	$8	73,444	$8	$1,710,372	$(146,792)	(4,225)	$(96,910)	(53)	$(1,265)	$1,891,697	$3,357,118
Net income	—	—	—	—	—	10,267	—	—	—	—	16,018	26,285
Share-based compensation	—	—	—	—	6,419	—	—	—	—	—	555	6,974
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	116	—	—	—	(1,314)	—	—	—	—	—	—	(1,314)
Dividends to Class A stockholders	—	—	—	—	(31,977)	—	—	—	—	—	—	(31,977)
Dividend equivalent rights	—	—	—	—	(403)	16	—	—	—	—	—	(387)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,143)	(30,143)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(1,103)	(22,466)	—	—	—	(22,466)
Balance at March 31, 2025	83,321	$8	73,444	$8	$1,683,097	$(136,509)	(5,328)	$(119,376)	(53)	$(1,265)	$1,878,127	$3,304,090
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of Sitio Royalties Corp., together with its wholly-owned subsidiaries and any entities in which the company owns a controlling interest (collectively, “Sitio” or the “Company”), including Sitio Royalties Operating Partnership, LP (“Sitio OpCo”), have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information. Accordingly, such consolidated financial statements reflect all adjustments (consisting of normal and recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures included either on the face of the financial statements or in these notes are sufficient to make the interim information presented not misleading. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025 (the “Annual Report”).
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025.
Except as otherwise indicated or required by the context, all references in this quarterly report to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to Sitio Royalties Corp. and its subsidiaries.
Note 2. Summary of Significant Accounting Policies
Significant accounting policies are disclosed in the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the three months ended March 31, 2025.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply the standard retrospectively. We are currently evaluating the impact of the ASU on our consolidated financial statements. This standard only modifies disclosure requirements; as such, there will be no impact on our consolidated results of operations, financial position or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for annual periods beginning after December 15, 2026, and requires either prospective or retrospective application. We are currently evaluating the impact of the ASU on our consolidated financial statements.

Accounts payable and accrued expenses
The Company’s accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Accrued interest expense	$21,115	$9,064
Ad valorem taxes payable	3,181	12,281
Payable to seller for pre-effective monies	3,927	3,393
Accrued general and administrative	3,177	2,006
Income taxes payable	22,998	16,918
Other taxes payable	1,316	1,117
Other	154	1,606
Total accounts payable and accrued expenses	$55,868	$46,385
Note 3. Revenue from Contracts with Customers
Oil, natural gas and natural gas liquids revenues
During the three months ended March 31, 2025 and 2024, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Crude oil sales	$119,536	$127,293
Natural gas sales	16,319	5,787
NGLs sales	22,459	14,891
Total royalty revenues	$158,314	$147,971
Note 4. Oil and Natural Gas Properties
The following is a summary of oil and natural gas properties as of March 31, 2025 and December 31, 2024 (in thousands):

Oil and natural gas properties:	March 31, 2025	December 31, 2024
Unproved properties	$2,419,385	$2,464,836
Proved properties	3,003,337	2,941,347
Oil and natural gas properties, gross	5,422,722	5,406,183
Accumulated depletion and impairment	(894,011)	(816,664)
Oil and natural gas properties, net	$4,528,711	$4,589,519
As presented in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025, the Company paid $16.9 million for purchases of oil and gas properties, net of post-close adjustments. For the three months ended March 31, 2024, the Company received proceeds of $1.9 million related to purchase price adjustments from prior acquisitions, net of acquisition costs.
Depletion expense was $77.3 million and $76.2 million for the three months ended March 31, 2025 and 2024, respectively.
Note 5. Acquisitions and Divestitures
For the three months ended March 31, 2025, the Company closed on acquisitions of oil and gas properties for an aggregate purchase price of $20.6 million, prior to the impact of purchase price adjustments, the significant majority of which was allocated to proved properties.

Note 6. Debt
The following is a summary of long-term debt as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025	As of December 31, 2024
Sitio Revolving Credit Facility	$486,200	$487,800
2028 Senior Notes	600,000	600,000
Less: 2028 Senior Notes unamortized issuance costs	(9,081)	(9,619)
Total long-term debt	$1,077,119	$1,078,181
Sitio Revolving Credit Facility
Sitio OpCo maintains a revolving credit facility (the “Sitio Revolving Credit Facility”) with a syndicate of financial institutions. As of March 31, 2025 and December 31, 2024, the borrowing base under the Sitio Revolving Credit Facility as determined by the lenders was $925.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $486.2 million and $487.8 million, respectively.
As of March 31, 2025 and December 31, 2024, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 7.46% and 7.50%, respectively. As of March 31, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $7.7 million and $8.5 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility and subsequent amendments. Such costs are capitalized as deferred financing costs within long-term assets and are amortized over the life of the facility. For the three months ended March 31, 2025 and 2024, the Company recognized $0.9 million and $0.8 million, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility.

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
The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at March 31, 2025 and December 31, 2024.
2028 Senior Notes
As of March 31, 2025 and December 31, 2024, Sitio OpCo had $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028 (the “2028 Senior Notes”). As of March 31, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $9.1 million and $9.6 million, respectively, in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the three months ended March 31, 2025 and 2024, the Company recognized $0.5 million of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes.
The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of March 31, 2025 and December 31, 2024.

Note 7. Equity
Class A Common Stock
The Company had 77,993,512 shares of its Class A Common Stock outstanding as of March 31, 2025. Holders of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”).
Class C Common Stock
The Company had 73,391,244 shares of its Class C Common Stock outstanding as of March 31, 2025. Shares of Class C Common Stock, par value $0.0001 per share (“Class C Common Stock” and, together with Class A Common Stock, the “Common Stock”), are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable, at the option of the holder, on a one-for-one basis for shares of Class A Common Stock or, at our election, an equivalent amount of cash on terms and conditions set forth in the Second Amended and Restated Limited Partnership Agreement of Sitio OpCo, as amended. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the three months ended March 31, 2025, no Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and no shares of Class C Common Stock were canceled. During the three months ended March 31, 2024, 135,395 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.
Share Repurchase Program
On February 28, 2024, the Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units (the "Share Repurchase Program"). The shares may be repurchased from time to time through various methods including, but not limited to, in open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act"). The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 (the "IRA 2022") applies to repurchases of our Class A Common Stock an Sitio OpCo Partnership Units pursuant to our Share Repurchase Program. The excise tax is reflected as a component of the repurchased amounts within our Condensed Consolidated Statements of Equity. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.
For the three months ended March 31, 2025 and 2024, the Company repurchased 1,102,827 and 545,527 shares of its Class A Common Stock, respectively. The shares were recorded at a weighted average price of $20.19 and $23.77, respectively, upon repurchase by the Company, inclusive of third-party commissions. On May 7, 2025, Sitio's Board of Directors extended the Share Repurchase Program with an additional authorization of $300.0 million of our Class A Common Stock and Sitio OpCo Partnership Units, resulting in $500.0 million total authorization.
Class A Treasury Shares
As of March 31, 2025, 5,327,641 shares of Class A Common Stock were held in treasury at a weighted average price of $22.20.
Class C Treasury Shares
As of March 31, 2025, 52,748 shares of Class C Common Stock were held in treasury at a weighted average price of $24.19.

Cash Dividends
The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
December 31, 2024	$0.41	$31,977	March 28, 2025	March 14, 2025
September 30, 2024	$0.28	$22,185	November 27, 2024	November 19, 2024
June 30, 2024	$0.30	$24,071	August 30, 2024	August 19, 2024
March 31, 2024	$0.41	$33,066	May 31, 2024	May 21, 2024
See “Note 15 – Subsequent Events” for additional information regarding cash dividends.
Earnings per Share
The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Class A stockholders	$10,267	$8,468
Less: Earnings allocated to participating securities	(403)	(376)
Net income attributable to Class A stockholders - basic and diluted	$9,864	$8,092
Denominator:
Weighted average shares outstanding - basic	78,351	82,404
Effect of dilutive securities	193	—
Weighted average shares outstanding - diluted	78,544	82,404

Net income per common share - basic	$0.13	$0.10
Net income per common share - diluted	$0.13	$0.10

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Unvested share-based compensation awards	490	1,656
Shares of Class C Common Stock if converted	73,391	74,878
Total	73,881	76,534
Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of March 31, 2025.
Note 8. Noncontrolling Interest
Noncontrolling interest represents the 48.5% economic interest of Sitio OpCo Partnership Units not owned by Sitio in the consolidated balance sheets as of March 31, 2025. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units.

Note 9. Share-Based Compensation
The Sitio Royalties Corp. Long Term Incentive Plan (the "Plan") is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of March 31, 2025, a total of 4,982,342 shares of Class A Common Stock remain available for future grant under the Plan.
Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs	$2,122	$1,328
PSUs	3,619	2,537
DSUs	603	591
Sitio OpCo Restricted Stock Awards	555	561
RSUs Converted in the Brigham Merger	53	61
PSUs Converted in the Brigham Merger	22	26
Total	$6,974	$5,104
Restricted Stock Units
The following table summarizes activity related to unvested restricted stock units ("RSUs") for the three months ended March 31, 2025.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2025	653,542	$22.34
Granted	218,918	20.00
Forfeited	—	—
Vested	(168,463)	22.73
Unvested at March 31, 2025	703,997	$21.47
As of March 31, 2025, there was approximately $13.3 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 1.6 years.
Deferred Share Units
The following table summarizes activity related to unvested deferred share units ("DSUs") for the three months ended March 31, 2025.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2025	50,720	$24.12
Granted	—	—
Forfeited	—	—
Vested	(25,360)	24.12
Unvested at March 31, 2025	25,360	$24.12
As of March 31, 2025, there was approximately $0.3 million of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.1 years.

Performance Stock Units
The following table summarizes the assumptions used to determine the fair values of the performance stock units ("PSUs"):

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2024	38.38% - 41.09%	4.23% - 4.48%	0.00%
2025	37.10%	3.95%	0.00%
The following table summarizes activity related to unvested PSUs for the three months ended March 31, 2025.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2025	1,405,463	$28.20
Granted	632,691	21.18
Forfeited	(16,647)	25.13
Vested	—	—
Unvested at March 31, 2025	2,021,507	$26.03
As of March 31, 2025, there was approximately $26.9 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years.
Sitio OpCo Restricted Stock Awards
The following table summarizes activity related to unvested Sitio OpCo restricted stock awards ("RSAs") for the three months ended March 31, 2025.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested at January 1, 2025	154,763	$29.12
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2025	154,763	$29.12
As of March 31, 2025, there was approximately $2.7 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 1.2 years.
Note 10. Derivative Instruments
Commodity Derivatives
The Company’s oil and gas swap contracts as of March 31, 2025 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Price per Bbl
April 2025 - June 2025	1,100	$74.65

The Company’s oil and gas two-way commodity collar contracts as of March 31, 2025 are summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
April 2025 - June 2025	2,000	$60.00	$93.20

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
April 2025 - June 2025	11,600	$3.31	$10.34
Financial Summary
The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025	December 31, 2024
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$472	$1,811
Commodity contracts	Long-term assets	—	—
Total asset derivatives		$472	$1,811

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$472	$1,811
The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2025			December 31, 2024
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$490	$(18)	$472	$1,916	$(105)	$1,811
Commodity derivative liabilities	(18)	18	—	(105)	105	—
The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

		Three Months Ended
	Statement of income location	March 31, 2025	March 31, 2024
Commodity derivatives losses	Other income (expense)	$(908)	$(10,050)

The fair values of commodity derivative instruments were determined using Level 2 inputs.
Note 11. Fair Value Measurement
The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. No impairment of proved properties was recorded for the three months ended March 31, 2025 and 2024. If pricing conditions decline or are depressed, or if there is a decrease in estimated future production volumes, we may incur proved property impairments in future periods.
The fair value of the Company’s commodity derivative instruments (Level 2) was estimated using quoted forward prices for commodities, volatility factors, discounted cash flows and credit risk adjustments. See “Note 10 – Derivative Instruments” for further information on the fair value of the Company’s derivative instruments.
The fair value of debt outstanding pursuant to our 2028 Senior Notes was $618.7 million as of March 31, 2025 and December 31, 2024 based on quoted prices for markets that are not active (Level 2). The fair value of debt outstanding pursuant to our Sitio Revolving Credit Facility was $486.2 million as of March 31, 2025 and $487.8 million as of December 31, 2024. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2).
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
Note 12. Income Taxes
The Company recorded income tax expense of $6.8 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. Our provisions for income taxes differ from amounts that would be provided by applying the U.S. federal statutory tax rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax income that is attributable to our non-controlling interest holders which is not taxable to the Company; (ii) share-based compensation expense: (iii) other permanent differences; and (iv) state income taxes.
Note 13. Commitments and Contingencies
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
Note 14. Segments
Sitio’s chief operating decision maker (“CODM”) is the executive leadership team that includes the chief executive officer, chief financial officer, and each of our executive vice presidents. The executive leadership team manages the business as a whole and assesses financial performance as a single enterprise and not on an area-by-area basis. Therefore, the Company identified one reportable segment: oil and natural gas minerals. The CODM assesses performance of the oil and natural gas minerals segment and decides how to allocate resources based on net income and income from operations that is reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates significant expenses and assets based off the consolidated financial statements and does not further disaggregate expenses or assets in deciding how to allocate resources and assess performance.

Note 15. Subsequent Events
Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.
Cash Dividends
On May 7, 2025, Sitio's Board of Directors declared a cash dividend of $0.35 per share of Class A Common Stock with respect to the first quarter of 2025. The dividend is payable on May 30, 2025 to the stockholders of record at the close of business on May 20, 2025.
Share Repurchase Program
From April 1, 2025 through May 2, 2025, the Company repurchased 486,680 shares of its Class A Common Stock. The shares were repurchased at a weighted average price of $16.17 per share, inclusive of third-party commissions. On May 7, 2025, Sitio’s Board of Directors extended the Share Repurchase Program with an additional authorization of $300.0 million, resulting in $500.0 million total authorization.

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
•the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of any removal of oil production curtailments or the duration thereof, and the armed conflict in Ukraine and Israel, including heightened tensions with Iran, Lebanon and Yemen, and the effect such conflicts have had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
•commodity price volatility of realized oil and natural gas prices;
•the level of production on our properties;
•overall and regional supply and demand factors, delays, or interruptions of production, including any decreases in demand caused by economic slowdowns or recessions;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2024, 2023, and 2022 in the Annual Report and interim unaudited condensed consolidated financial statements of Sitio Royalties Corp. and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by context, references to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to Sitio Royalties Corp. and its subsidiaries.
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
Overview
As of March 31, 2025, we owned mineral and royalty interests representing over 274,600 NRAs when adjusted to a 1/8th royalty. For the three months ended March 31, 2025, the average net daily production associated with our mineral and royalty interests was 42,136 BOE/d, consisting of 18,868 Bbls/d of oil, 78,684 Mcf/d of natural gas and 10,155 Bbls/d of NGLs. Since our predecessor’s formation in November 2016, we have accumulated our acreage position by making 212 acquisitions through March 31, 2025. We expect to continue to grow our acreage position by making acquisitions that meet our investment criteria for geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.
Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and other taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the three months ended March 31, 2025, our production and other taxes were approximately $3.42 per BOE, relative to an average realized price of $41.75 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.
Recent Developments
Share Repurchase Program
During the three months ended March 31, 2025 and 2024, the Company repurchased 1,102,827 and 545,527 shares of its Class A Common Stock in connection with its Share Repurchase Program, respectively. The shares were repurchased at a weighted average price of $20.19 and $23.77, respectively, inclusive of third-party commissions. As of March 31, 2025, the Company’s remaining share repurchase authorization was $59.6 million. From April 1, 2025 through May 2, 2025, the Company repurchased 486,680 shares of its Class A Common Stock. The shares were repurchased at a weighted average price of $16.17 per share, inclusive of third-party commissions. On May 7, 2025, Sitio's Board of Directors extended the Share Repurchase Program with an additional authorization of $300.0 million, resulting in $500.0 million total authorization.
Acquisitions
Through March 31, 2025, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 212 acquisitions from landowners and other mineral interest owners. We intend to capitalize on our management team’s expertise and relationships to continue to make value-enhancing mineral and royalty interest acquisitions in premier basins designed to increase our cash flow per share.
Production and Operations
Our average daily production during the three months ended March 31, 2025 and 2024 was 42,136 BOE/d (45% crude oil) and 35,349 BOE/d (52% crude oil), respectively. For the three months ended March 31, 2025, we received an average of $70.39 per Bbl of crude oil, $2.30 per Mcf of natural gas and $24.57 per Bbl of NGLs, for an average realized price of

$41.75 per BOE. For the three months ended March 31, 2024, we received an average of $76.60 per Bbl of crude oil, $1.15 per Mcf of natural gas and $20.71 per Bbl of NGLs, for an average realized price of $46.00 per BOE. We anticipate that our price realizations for crude oil may continue to be lower than comparative periods in 2024. This is primarily driven by OPEC's recent decision to accelerate the removal of oil production curtailments combined with concerns over global oil demand impacts from escalating trade war tensions.
As of March 31, 2025, we had 49,003 gross (369.6 net) producing horizontal wells on our acreage. Additionally, as of March 31, 2025, there were 4,944 gross (28.9 net) horizontal wells in various stages of drilling or completion and 3,841 gross (19.7 net) active horizontal drilling permits on our acreage.
Economic Indicators
The economy has experienced elevated inflation levels in recent years. In order to manage the inflation risk in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of elevated interest rates in an effort to decrease inflation on a long-term basis. Our exposure to the impact of interest rates is attributable to balances outstanding on the Sitio Revolving Credit Facility. Our 2028 Senior Notes are not exposed to interest rate movements as the coupon rate on our 2028 Senior Notes is fixed.
Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation, changes in international trade policies, including the imposition of tariffs, or a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs. While inflationary pressures in the United States' economy have begun to subside and the Federal Reserve has recently lowered the federal funds rate, we continue to be impacted by the elevated level of interest rates as compared to recent years. Although the Federal Reserve made cuts to benchmark interest rates in 2024 and there is the possibility of additional cuts, there is no guarantee that such additional cuts will occur. Any subsequent increases in benchmark interest rates could have the effect of further raising our borrowing costs.
There is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of recent tariff activity by the United States and foreign governments and other actions by the presidential administration, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, including new, increased or retaliatory tariffs, trade barriers, price and exchange controls and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operation results, or global oil demand, the extent of which cannot be predicted with certainty at this time.
The global economy also continues to be impacted by geopolitical events such as the February 2022 launch of a large-scale invasion of Ukraine by Russia, the conflict in the Israel-Gaza region and increases in hostilities elsewhere in the Middle East, including tensions with Iran, Lebanon and Yemen. It has also been impacted by, among other events, the uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the conflict in the Israel-Gaza region and elsewhere in the Middle East, and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any further escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts or increases by OPEC and others, including the April 2025 and May 2025 announcements by OPEC+ that some countries will start production increases earlier than originally anticipated. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

In the United States, the energy industry continues to experience regulatory change. Since being sworn into office, President Trump has issued numerous Executive Orders aimed to increase oil production and decrease commodity prices for consumers. For example, President Trump declared a “national energy emergency” in early January 2025, and gave the executive branch more power to expedite approvals for energy resource infrastructure (including oil and gas). Additionally, President Trump’s “Unleashing American Energy” Executive Order incorporated numerous provisions aimed at unburdening and removing impediments to the development of various domestic energy resources, such as oil and gas. More recently, in March 2025, President Trump signed an Executive Order that, among other matters, directed the U.S. Attorney General to investigate certain state laws that may adversely impact the development of energy resources, including state laws relating to climate change, environmental, social and governance initiatives, and funds collecting carbon penalties and/or taxes. In Colorado, recently passed state rules relating to greenhouse gas emissions from oil and gas development have been subject to litigation. We cannot predict what impact this Executive Order or others, nor actions on the state level or pending litigation, may have on state laws and regulations relating to oil and gas and climate change and ultimately, our operators, business, financial condition, liquidity, results of operations and prospects.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Consolidated Results
The following table summarizes our consolidated revenue and expenses and production data for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Variance
Statement of Operations Data:
Revenue:
Crude oil	$119,536	$127,293	(7,757)	(6)%
Natural gas	16,319	5,787	10,532	182%
NGLs	22,459	14,891	7,568	51%
Lease bonus and other income	5,201	3,420	1,781	52%
Total revenues	163,515	151,391	12,124	8%
Operating expenses:
Depreciation, depletion and amortization	77,479	76,318	1,161	2%
General and administrative	15,762	13,011	2,751	21%
Production taxes and other	12,982	12,026	956	8%
Total operating expenses	106,223	101,355	4,868	5%
Income from operations	57,292	50,036	7,256	15%
Other income (expense):
Interest expense, net(1)	(23,268)	(18,510)	(4,758)	26%
Commodity derivatives losses	(908)	(10,050)	9,142	(91)%
Income before taxes	33,116	21,476	11,640	54%
Income tax expense	(6,831)	(2,784)	(4,047)	145%
Net income	26,285	18,692	7,593	41%
Net income attributable to noncontrolling interest	(16,018)	(10,224)	(5,794)	57%
Net income attributable to Class A stockholders	$10,267	$8,468	1,799	21%
(1)Interest expense is presented net of interest income.
*Not applicable or meaningful

	Three Months Ended March 31,
	2025	2024	Variance
Production Data:
Crude oil (MBbls)	1,698	1,662	36	2%
Natural gas (MMcf)	7,082	5,016	2,066	41%
NGLs (MBbls)	914	719	195	27%
Total (MBOE)(6:1)	3,792	3,217	575	18%
Average daily production (BOE/d)(6:1)	42,136	35,349	6,787	19%
Average Realized Prices:
Crude oil (per Bbl)	$70.39	$76.60	(6.21)	(8)%
Natural gas (per Mcf)	2.30	1.15	1.15	100%
NGLs (per Bbl)	24.57	20.71	3.86	19%
Combined (per BOE)	41.75	46.00	(4.25)	(9)%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$70.52	$77.62	(7.10)	(9)%
Natural gas (per Mcf)	2.34	1.53	0.81	53%
NGLs (per Bbl)	24.57	20.71	3.86	19%
Combined (per BOE)	41.86	47.12	(5.26)	(11)%
Revenue
Our consolidated revenues for the three months ended March 31, 2025 increased by $12.1 million, or 8% as compared to the three months ended March 31, 2024. The increase in revenues was due to an increase in mineral and royalty revenue as well as lease bonus and other income. The increase in mineral and royalty revenue was primarily due to an 18% increase in our production volumes from our acquisitions of additional mineral and royalty interests in 2024 and production volumes from existing interests. This was partially offset by a decrease of 9% in our average realized price.

Oil revenue for the three months ended March 31, 2025 decreased by $7.8 million, or 6% as compared to the three months ended March 31, 2024. We realized a $10.5 million decrease in year-over-year oil revenue due to a 8% decrease in our average realized price. This was partially offset by a $2.7 million increase in in year-over-year oil revenue due to a 2% increase in oil production volumes.

Natural gas revenue for the three months ended March 31, 2025 increased by $10.5 million, or 182% as compared to the three months ended March 31, 2024. We realized a $8.1 million increase in year-over-year natural gas revenue due to a 100% increase in our average realized price. In addition, we realized a $2.4 million increase in year-over-year natural gas revenue due to a 41% increase in production volumes. The significant increase in our realized price for natural gas was primarily due to downward price pressure in the Permian Basin due to pipeline capacity constraints in early 2024 which were alleviated later in the year, in addition to increases in the Henry Hub benchmark price over this period.

NGLs revenue for the three months ended March 31, 2025 increased by $7.6 million, or 51% as compared to the three months ended March 31, 2024. We realized a $4.1 million increase in year-over NGLs revenue due to a 27% increase in production volumes. In addition, we realized a $3.5 million increase in year-over-year NGLs revenue due to a 19% increase in our average realized price.
Lease bonus and other income for the three months ended March 31, 2025 increased by $1.8 million, or 52% as compared to the three months ended March 31, 2024. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing. Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.
Operating Expenses
Depreciation, depletion and amortization expense for the three months ended March 31, 2025 increased by $1.2 million, or 2%, as compared to the three months ended March 31, 2024. The increase was primarily due to an 18% increase in production year-over-year, partially offset by a decrease in the depletion rate of $3.28 per BOE, or 14%. The decrease in the depletion rate was driven by reserve additions outpacing cost transfers from unproved property, as well as several acquisitions completed in 2024 at a lower cost per BOE than our historical averages.
General and administrative expense for the three months ended March 31, 2025 increased by $2.8 million, or 21%, as compared to the three months ended March 31, 2024. The increase was primarily due to a $1.0 million increase in additional employee compensation and benefits related to increased headcount as well as a $1.9 million increase in share-based compensation. These increases were partially offset by decreases in other general and administrative costs of $0.1 million.
Production taxes and other for the three months ended March 31, 2025 increased by $1.0 million, or 8%, as compared to the three months ended March 31, 2024. The increase was primarily due to a 6% increase in our mineral and royalty revenues.
Other Income and Expenses
Interest expense relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and the 2028 Senior Notes. Interest expense for the three months ended March 31, 2025 increased by $4.8 million, or 26%, as compared to the three months ended March 31, 2024. The increase was primarily due to higher average borrowings outstanding under our revolving credit facility during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, related to funding the acquisition of additional mineral and royalty interests in 2024.
Commodity derivatives losses totaled $0.9 million for the three months ended March 31, 2025 as compared to $10.1 million for the three months ended March 31, 2024. The losses were due to commodity price increases during the three months ended March 31, 2025 and 2024, which decreased the overall values of our commodity derivatives.
Income tax expense was $6.8 million for the three months ended March 31, 2025, as compared to $2.8 million in the corresponding period in 2024 due to an increase in income before income tax expense as compared to the corresponding period in 2024.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity have historically been cash flows from operations, borrowings under the Sitio Revolving Credit Facility, and the issuance of our 2028 Senior Notes. Future sources of liquidity may also include other credit facilities we may enter into and additional issuances of debt or equity securities. Our primary uses of cash have been, and are expected to continue to be, the acquisition of mineral and royalty interests, the reduction of outstanding debt balances, repurchases pursuant to our Share Repurchase Program, and the payment of dividends and distributions. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices, operator capital expenditure levels and general economic, financial, legislative, regulatory and other factors.
We believe internally generated cash flows from operations, available borrowing capacity under the Sitio Revolving Credit Facility, and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations, our return of capital program, and capital expenditures, for at least the next 12 months and allow us to continue to execute our strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter generally do not incur any development or maintenance capital expenditures, which are borne by the E&P operator and other working interest owners. As a result, our capital expenditures are related to our acquisition of additional mineral and royalty interests, and we generally have no subsequent capital expenditure requirements related to acquired properties. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash is subject to a number of factors, many of which are beyond our control, including commodity prices, operator capital expenditure levels, weather, general economic, financial and competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us.
As of March 31, 2025, our liquidity was $440.5 million, comprised of $1.7 million of cash and cash equivalents and $438.8 million of availability under the Sitio Revolving Credit Facility.

Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
Statement of Cash Flows Data:	2025	2024	Variance
Net cash provided by (used in):
Operating activities	$103,481	$120,740	$(17,259)	-14%
Investing activities	(16,891)	(13,258)	(3,633)	27%
Financing activities	(88,139)	(110,931)	22,792	-21%
Net increase (decrease) in cash and cash equivalents	$(1,549)	$(3,449)	$1,900	-55%
Operating Activities
Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2025 were $103.5 million as compared to $120.7 million for the three months ended March 31, 2024. The decrease was primarily a result of variability in timing of cash receipts for our royalty revenues, in addition to an $18.0 million income tax payment made in the three months ended March 31, 2025, increases in interest expense and a decrease in cash received upon the settlement of commodity derivatives.
Investing Activities
Cash flows used in investing activities totaled $16.9 million for the three months ended March 31, 2025 as compared to $13.3 million for the three months ended March 31, 2024. This was due to an increase in amounts spent on acquisitions of oil and gas properties during the three months ended March 31, 2025.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2025 totaled $88.1 million as compared to $110.9 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, net repayments under the Sitio Revolving Credit Facility were $15.4 million lower than the corresponding period in 2024. Dividends and distributions paid to holders of Class A Common Stock and noncontrolling interests decreased by $18.0 million in total during the three months ended March 31, 2025 as compared to the corresponding period in 2024. The decrease in debt repayments as well as dividends and distributions paid was primarily due to a decrease in our cash flows from operations and an increase in our share repurchases. These decreases were offset by a $10.3 million increase in repurchases of our Class A Common Stock during the three months ended March 31, 2025 as compared to the corresponding period in 2024.
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
The Sitio Revolving Credit Facility matures on June 30, 2027. The Sitio Revolving Credit Facility has a borrowing base of $925.0 million.
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
The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at March 31, 2025 and December 31, 2024.
2028 Senior Notes
As of March 31, 2025 and December 31, 2024, the Company had $600.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrued from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.
The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of March 31, 2025 and December 31, 2024.
Critical Accounting Policies and Related Estimates
There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2024 Annual Report on Form 10-K, for the year ended December 31, 2024. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report for information on our critical accounting estimates.
Contractual Obligations
As of March 31, 2025, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2028 Senior Notes and operating lease agreements for office space. Please see “—Sitio Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2028 Senior Notes” for a description of the 2028 Senior Notes.

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
Commodity Price Risk
Our major market risk exposure is in the pricing applicable to the oil, natural gas and NGLs production of our E&P operators, which affects the royalty payments we receive from our E&P operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas, and NGLs production has been volatile and unpredictable for several years and we expect this volatility to continue in the future. The prices that our E&P operators receive for production depend on many factors outside of our or their control.
For the three months ended March 31, 2025, a $1.00 per Bbl change in our realized oil price would have resulted in a $1.7 million change in our oil revenues. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.7 million change in our natural gas revenues. A $1.00 per Bbl change in NGLs prices would have resulted in a $0.9 million change in our NGLs revenues. Royalties on oil, natural gas, and NGLs sales contributed 76%, 10%, and 14% of our mineral and royalty revenues, respectively, for the three months ended March 31, 2025.
We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGLs prices and provide increased certainty of cash flows for our acquisitions. However, these instruments provide only partial price protection against declines in oil, natural gas and NGLs prices and may partially limit our potential gains from future increases in prices. Refer to “Note 10 – Derivative Instruments” included in our unaudited condensed consolidated financial statements for further information.
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
Our principal exposures to credit risk are through receivables generated by the production activities of our E&P operators. The inability or failure of our significant E&P operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility during the three months ended March 31, 2025 was 7.87%. We estimate that an increase of 1.0% in the average interest rate during the three months ended March 31, 2025 would have resulted in approximately $1.2 million of additional interest expense.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For further information regarding legal proceedings, refer to “Note 13 – Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could materially adversely affect our business, financial condition, results of operations or liquidity and the trading price of our Class A Common Stock are described under the caption “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 26, 2025. Other than the following risk factor, there have been no material changes in our risk factors from those previously disclosed in our Annual Report.
Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and proposed, but subsequently paused, additional individualized reciprocal tariffs on the countries with which the U.S. has the largest trade deficits. As a result of the new U.S. presidential administration’s trade policy, tariffs have increased and may continue to increase our E&P operators’ costs, which may ultimately adversely affect operator activity and production volumes.
The new baseline tariffs have reduced, and are expected to continue to reduce, oil and natural gas demand. The imposition of further tariffs by the U.S. on a broader range of imports, further retaliatory trade measures taken in response to additional tariffs, or a global recession could increase costs in the global supply chain, indirectly increase our costs or further reduce demand for oil and natural gas, any of which would adversely affect our results of operations.
The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet be Repurchased as Part of Publicly Announced Plans (in thousands)(3)
January 1, 2025 - January 31, 2025	420,675	$20.62	420,555	$73,172
February 1, 2025 - February 28, 2025	632,960	$19.90	609,608	$61,017
March 1, 2025 - March 31, 2025	114,992	$19.75	72,664	$59,590
Total	1,168,627		1,102,827
(1)The total number of shares purchased includes 65,800 shares repurchased representing shares of our Common Stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards.
(2)Excludes excise taxes accrued related to stock repurchases.
(3)On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. During the three months ended March 31, 2025, we repurchased 1,102,827 shares of Class A Common Stock for approximately $22.3 million under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Amended and Restated Bylaws of the Company, adopted on December 29, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 29, 2022).
10.1*	Separation Agreement and General Release of Claims, entered into by and between Dawn Smajstrla, Sitio Royalties Corp. and Sitio Royalties Management, LLC, effective as of March 18, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITIO ROYALTIES CORP.

Date: May 7, 2025	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: May 7, 2025	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)