Form 10-Q
period 2025-06-30
Sitio Royalties Corp.
filed 2025-08-04
CIK 1949543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 30, 2025, there were 77,579,174 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, outstanding and there were 73,367,602 shares of the registrant’s Class C Common Stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Sitio Royalties Corp.
Condensed Consolidated Balance Sheets
(In thousands, except par and share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$383	$3,290
Accrued revenue and accounts receivable	125,807	123,361
Prepaid assets	8,453	6,760
Derivative asset	—	1,811
Total current assets	134,643	135,222

Property and equipment
Oil and natural gas properties, successful efforts method:
Unproved properties	2,373,097	2,464,836
Proved properties	3,055,145	2,941,347
Other property and equipment	4,309	3,737
Accumulated depreciation, depletion, amortization, and impairment	(972,012)	(818,633)
Total property and equipment, net	4,460,539	4,591,287

Long-term assets
Deferred financing costs	6,984	8,525
Operating lease right-of-use asset	5,569	5,940
Other long-term assets	2,680	2,746
Total long-term assets	15,233	17,211

TOTAL ASSETS	$4,610,415	$4,743,720

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,556	$46,385
Operating lease liability	1,792	1,646
Total current liabilities	33,348	48,031

Long-term liabilities
Long-term debt	1,079,618	1,078,181
Deferred tax liability	247,255	253,778
Non-current operating lease liability	5,064	5,462
Other long-term liabilities	1,150	1,150
Total long-term liabilities	1,333,087	1,338,571

Total liabilities	1,366,435	1,386,602

Commitments and contingencies (see Note 15)

Equity
Class A Common Stock, par value $0.0001 per share; 240,000,000 shares authorized; 83,454,563 and 83,205,330 shares issued and 77,578,656 and 78,980,516 outstanding at June 30, 2025 and December 31, 2024, respectively	8	8
Class C Common Stock, par value $0.0001 per share; 120,000,000 shares authorized; 73,443,992 and 73,443,992 shares issued and 73,367,602 and 73,391,244 outstanding at June 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	1,660,081	1,710,372
Accumulated deficit	(129,236)	(146,792)
Class A Treasury Shares, 5,875,907 and 4,224,814 shares at June 30, 2025 and December 31, 2024, respectively	(128,364)	(96,910)
Class C Treasury Shares, 76,390 and 52,748 shares at June 30, 2025 and December 31, 2024, respectively	(1,736)	(1,265)
Noncontrolling interest	1,843,219	1,891,697
Total equity	3,243,980	3,357,118

TOTAL LIABILITIES AND EQUITY	$4,610,415	$4,743,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil, natural gas and natural gas liquids revenues	$140,805	$165,516	$299,118	$313,487
Lease bonus and other income	4,854	3,032	10,056	6,452
Total revenues	145,659	168,548	309,174	319,939

Operating expenses:
Depreciation, depletion and amortization	75,901	85,485	153,380	161,803
General and administrative	20,099	13,456	35,861	26,467
Production taxes and other	12,454	12,433	25,436	24,459
Total operating expenses	108,454	111,374	214,677	212,729

Income from operations	37,205	57,174	94,497	107,210

Other income (expense):
Interest expense, net	(23,049)	(22,688)	(46,318)	(41,198)
Commodity derivatives gains (losses)	807	(607)	(101)	(10,657)
Income before taxes	14,963	33,879	48,078	55,355

Income tax expense	(415)	(4,838)	(7,246)	(7,622)

Net income	14,548	29,041	40,832	47,733
Net income attributable to noncontrolling interest	(7,275)	(16,187)	(23,293)	(26,411)
Net income attributable to Class A stockholders	$7,273	$12,854	$17,539	$21,322

Net income per share of Class A Common Stock
Basic	$0.08	$0.16	$0.20	$0.25
Diluted	$0.08	$0.15	$0.20	$0.25

Weighted average Class A Common Stock outstanding
Basic	77,575	80,751	77,961	81,578
Diluted	77,844	80,879	78,192	81,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$40,832	$47,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	153,380	161,803
Amortization of deferred financing costs and long-term debt discount	2,807	2,603
Share-based compensation	14,436	11,307
Commodity derivatives losses	101	10,657
Net cash received for commodity derivatives settlements	1,710	6,316
Deferred tax benefit	(6,523)	(7,494)
Change in operating assets and liabilities:
Accrued revenue and accounts receivable	(2,446)	(22,107)
Prepaid assets	(915)	10,547
Other long-term assets	680	667
Accounts payable and accrued expenses	(14,532)	(3,487)
Operating lease liabilities and other long-term liabilities	(560)	(493)
Net cash provided by operating activities	188,970	218,052

Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	(22,421)	(177,424)
Other, net	(210)	(237)
Net cash used in investing activities	(22,631)	(177,661)

Cash flows from financing activities:
Borrowings on credit facilities	150,000	279,000
Repayments on credit facilities	(149,650)	(96,000)
Debt issuance costs	(147)	(126)
Distributions to noncontrolling interest	(72,887)	(68,402)
Dividends paid to Class A stockholders	(59,083)	(75,016)
Dividend equivalent rights paid	(1,731)	(707)
Repurchases of Class A Common Stock	(32,480)	(54,075)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	—	(22,142)
Cash paid for taxes related to net settlement of share-based compensation awards	(3,268)	(1,770)
Net cash used in financing activities	(169,246)	(39,238)

Net change in cash and cash equivalents	(2,907)	1,153
Cash and cash equivalents, beginning of period	3,290	15,195
Cash and cash equivalents, end of period	$383	$16,348

Supplemental disclosure of non-cash transactions:
Decrease in current liabilities for additions to property and equipment:	$222	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes:	$29,632	$2,769
Cash paid for interest expense:	42,549	41,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sitio Royalties Corp.
Condensed Consolidated Statements of Equity
(In thousands, except per share amounts)
(Unaudited)

	Class A		Class C		Additional Paid-in Capital	Accumulated Deficit	Class A		Class C		Noncontrolling Interest	Total Equity
	Common Stock		Common Stock				Treasury Shares		Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at January 1, 2025	83,205	$8	73,444	$8	$1,710,372	$(146,792)	(4,225)	$(96,910)	(53)	$(1,265)	$1,891,697	$3,357,118
Net income	—	—	—	—	—	10,267	—	—	—	—	16,018	26,285
Share-based compensation	—	—	—	—	6,419	—	—	—	—	—	555	6,974
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	116	—	—	—	(1,314)	—	—	—	—	—	—	(1,314)
Dividends to Class A stockholders	—	—	—	—	(31,977)	—	—	—	—	—	—	(31,977)
Dividend equivalent rights	—	—	—	—	(403)	16	—	—	—	—	—	(387)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,143)	(30,143)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(1,103)	(22,466)	—	—	—	(22,466)
Balance at March 31, 2025	83,321	$8	73,444	$8	$1,683,097	$(136,509)	(5,328)	$(119,376)	(53)	$(1,265)	$1,878,127	$3,304,090
Net income	—	—	—	—	—	7,273	—	—	—	—	7,275	14,548
Share-based compensation	—	—	—	—	6,901	—	—	—	—	—	561	7,462
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	133	—	—	—	(1,483)	—	—	—	—	—	—	(1,483)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(23)	(471)	—	(471)
Dividends to Class A stockholders	—	—	—	—	(27,106)	—	—	—	—	—	—	(27,106)
Dividend equivalent rights	—	—	—	—	(1,328)	—	—	—	—	—		(1,328)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(42,744)	(42,744)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(548)	(8,988)	—	—	—	(8,988)
Balance at June 30, 2025	83,454	$8	73,444	$8	1,660,081	$(129,236)	(5,876)	$(128,364)	(76)	$(1,736)	$1,843,219	$3,243,980

	Class A		Class C		Additional Paid-in Capital	Accumulated Deficit	Class A		Class C		Noncontrolling Interest	Total Equity
	Common Stock		Common Stock				Treasury Shares		Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount
Balance at January 1, 2024	82,451	$8	74,965	$8	$1,796,147	$(187,738)	—	$—	(26)	$(677)	$1,987,526	$3,595,274
Net income	—	—	—	—	—	8,468	—	—	—	—	10,224	18,692
Share-based compensation	—	—	—	—	4,543	—	—	—	—	—	561	5,104
Conversion of Class C Common Stock to Class A Common Stock	135	—	(135)	—	3,265	—	—	—	—	—	(3,265)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	50	—	—	—	(607)	—	—	—	—	—	—	(607)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(73)	—	—	—	—	—	—	(73)
Dividends to Class A stockholders	—	—	—	—	(41,950)	—	—	—	—	—	—	(41,950)
Dividend equivalent rights	—	—	—	—	(376)	—	—	—	—	—	—	(376)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(38,157)	(38,157)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(546)	(13,057)	—	—	—	(13,057)
Balance at March 31, 2024	82,636	$8	74,830	$8	$1,760,949	$(179,270)	(546)	$(13,057)	(26)	$(677)	$1,956,889	$3,524,850
Net income	—	—	—	—	—	12,854	—	—	—	—	16,187	29,041
Share-based compensation	—	—	—	—	5,642	—	—	—	—	—	561	6,203
Conversion of Class C Common Stock to Class A Common Stock	162	—	(162)	—	3,820	—	—	—	—	—	(3,820)	—
Issuance of Class A Common Stock upon vesting of share-based awards, net of shares withheld for income taxes	28	—	—	—	(382)	—	—	—	—	—	—	(382)
Class C Common Stock withheld for income taxes upon vesting of RSAs and held in treasury	—	—	—	—	—	—	—	—	(27)	(588)	—	(588)
Change in deferred taxes from conversion of Class C Common Stock to Class A Common Stock	—	—	—	—	(1)	—	—	—	—	—	—	(1)
Dividends to Class A stockholders	—	—	—	—	(33,066)	—	—	—	—	—	—	(33,066)
Dividend equivalent rights	—	—	—	—	(331)	—	—	—	—	—	—	(331)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(30,245)	(30,245)
Repurchases of Class A Common Stock	—	—	—	—	—	—	(1,684)	(41,526)	—	—	—	(41,526)
Repurchases of Sitio OpCo Partnership Units (including associated Class C Common Shares)	—	—	(897)	(1)	1,329	—	—	—	—	—	(23,691)	(22,363)
Balance at June 30, 2024	82,826	$8	73,771	$7	$1,737,960	$(166,416)	(2,230)	$(54,583)	(53)	$(1,265)	$1,915,881	$3,431,592
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
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025.
Except as otherwise indicated or required by the context, all references in this quarterly report to the “Company,” “Sitio,” “we,” “us,” “our” or similar terms refer to Sitio Royalties Corp. and its subsidiaries.
Note 2. Merger Agreement
On June 2, 2025, Sitio and Sitio OpCo entered into an Agreement and Plan of Merger, dated as of June 2, 2025, (the “Merger Agreement”) with Viper Energy, Inc., a Delaware corporation (“Viper”), Viper Energy Partners LLC, a Delaware limited liability company (“Viper Opco”), New Cobra Pubco, Inc., a Delaware corporation and a wholly owned subsidiary of Viper (“New Viper”), Cobra Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New Viper (“Viper Merger Sub”), and Scorpion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New Viper (“Sitio Merger Sub”).
Pursuant to the terms of the Merger Agreement, Viper and Sitio will combine in an all-equity transaction through: (i) the merger of Sitio Merger Sub with and into Sitio (the "Sitio Pubco Merger"), with Sitio surviving the Sitio Pubco Merger as a wholly owned subsidiary of New Viper, (ii) the merger of Viper Merger Sub with and into Viper (the "Viper Pubco Merger" and together with the Sitio Pubco Merger, the "Pubco Mergers"), with Viper surviving the Viper Pubco Merger as a wholly owned subsidiary of New Viper, and (iii) following the Pubco Mergers, the merger of Sitio OpCo with and into Viper Opco (the "Opco Merger", and, together with the Pubco Mergers, the "Mergers"), with Viper Opco continuing as the surviving entity, in each case on the terms set forth in the Merger Agreement.

On the terms and subject to the conditions set forth in the Merger Agreement:

•at the effective time of the Sitio Pubco Merger (the “Sitio Pubco Merger Effective Time”), (A) each share of our Class A Common Stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time will be cancelled and automatically converted into the right to receive 0.4855 fully-paid and nonassessable shares of Class A common stock, par value $0.000001 per share, of New Viper (the “New Viper Class A Common Stock”), and (B) each share of our Class C common stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time will be automatically cancelled and cease to exist;

•at the effective time of the Viper Pubco Merger (the “Viper Pubco Merger Effective Time”), (A) each share of Viper’s Class A common stock, par value $0.000001 per share (the “Viper Class A Common Stock”), issued and outstanding immediately prior to the Viper Pubco Merger Effective Time will be cancelled and automatically converted into one share of New Viper Class A Common Stock and (B) each share of Viper’s Class B common stock, par value $0.000001 per share ("Viper Class B Common Stock" and together with the Viper Class A Common Stock, the "Viper Common Stock"), issued and outstanding immediately prior to the Viper Pubco Merger Effective Time will be automatically cancelled and converted into one share of New Viper Class B

Common Stock, par value $0.000001 per share (the “New Viper Class B Common Stock” and together with the New Viper Class A Common Stock, the “ New Viper Common Stock”); and

•following the Pubco Mergers, at the effective time of the Opco Merger (the “Opco Merger Effective Time”), (A) all common units representing limited partner interests in Sitio OpCo (the “Sitio OpCo Partnership Units”) held by Viper, Sitio, New Viper, or any of their wholly owned subsidiaries immediately prior to the Opco Merger Effective Time shall automatically convert into 0.4855 common units representing limited liability company interests in Viper Opco (the “Viper Opco Units”) and (B) each Sitio OpCo Partnership Unit issued and outstanding immediately prior to the Opco Merger Effective Time will be converted into the right to receive (i) 0.4855 Viper Opco Units and (ii) 0.4855 shares of New Viper Class B Common Stock.

As a result of the Mergers and as of the closing of the Mergers (the “Closing”), Sitio stockholders immediately prior to the Sitio Pubco Merger Effective Time will own approximately 20% of the outstanding shares of New Viper Common Stock, and Viper stockholders immediately prior to the Viper Pubco Merger Effective Time will own approximately 80% of the outstanding shares of New Viper Common Stock. Following the Closing, New Viper will operate under the name “Viper Energy, Inc.” and have the same board of directors and executive officers as Viper did prior to the Viper Pubco Merger.
The Mergers have been unanimously approved by the boards of directors of both Viper and Sitio. Consummation of the Mergers is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreements, including regulatory clearance and approvals by the shareholders of Sitio. For the three and six months ended June 30, 2025, the Company incurred $3.6 million in transaction costs related to the Mergers.
Note 3. Summary of Significant Accounting Policies
Significant accounting policies are disclosed in the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024, presented in the Annual Report. There have been no material changes in such policies or the application of such policies during the six months ended June 30, 2025.
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
Note 4. Revenue from Contracts with Customers
Oil, natural gas and natural gas liquids revenues
During the three and six months ended June 30, 2025 and 2024, the disaggregated revenues from sales of oil, natural gas and NGLs were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Crude oil sales	$110,833	$143,496	$230,369	$270,789
Natural gas sales	9,992	5,945	26,310	11,732
NGLs sales	19,980	16,075	42,439	30,966
Total royalty revenues	$140,805	$165,516	$299,118	$313,487

Note 5. Oil and Natural Gas Properties
The following is a summary of oil and natural gas properties as of June 30, 2025 and December 31, 2024 (in thousands):

Oil and natural gas properties:	June 30, 2025	December 31, 2024
Unproved properties	$2,373,097	$2,464,836
Proved properties	3,055,145	2,941,347
Oil and natural gas properties, gross	5,428,242	5,406,183
Accumulated depletion and impairment	(969,796)	(816,664)
Oil and natural gas properties, net	$4,458,446	$4,589,519
As presented in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025, the Company paid $22.4 million for purchases of oil and gas properties, net of post-close adjustments. For the six months ended June 30, 2024, the Company paid $189.0 million for purchases of oil and gas properties, and received purchase price adjustments from acquisitions of $11.6 million.
Depletion expense was $75.8 million and $153.1 million for the three and six months ended June 30, 2025, respectively. Depletion expense was $85.4 million and $161.5 million for the three and six months ended June 30, 2024, respectively.
Note 6. Acquisitions and Divestitures
For the six months ended June 30, 2025, the Company closed on acquisitions of oil and gas properties for an aggregate purchase price of $26.6 million, prior to the impact of purchase price adjustments, the significant majority of which was allocated to proved properties.
Note 7. Debt
The following is a summary of long-term debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Sitio Revolving Credit Facility	$488,150	$487,800
2028 Senior Notes	600,000	600,000
Less: 2028 Senior Notes unamortized issuance costs	(8,532)	(9,619)
Total long-term debt	$1,079,618	$1,078,181
Sitio Revolving Credit Facility
Sitio OpCo maintains a revolving credit facility (the “Sitio Revolving Credit Facility”) with a syndicate of financial institutions. As of June 30, 2025 and December 31, 2024, the borrowing base under the Sitio Revolving Credit Facility as determined by the lenders was $925.0 million and the outstanding balance under the Sitio Revolving Credit Facility was $488.2 million and $487.8 million, respectively.
As of June 30, 2025 and December 31, 2024, the weighted average interest rate related to our outstanding borrowings under the Sitio Revolving Credit Facility was 7.44% and 7.50%, respectively. As of June 30, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $7.0 million and $8.5 million, respectively, in connection with its entry into the Sitio Revolving Credit Facility and subsequent amendments. Such costs are capitalized as deferred financing costs within long-term assets and are amortized over the life of the facility. For the three months ended June 30, 2025 and 2024, the Company recognized $0.9 million and $0.8 million, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility. For the six months ended June 30, 2025 and 2024, the Company recognized $1.7 million and $1.6 million, respectively, in interest expense related to the amortization of deferred financing costs under the Sitio Revolving Credit Facility.

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
The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at June 30, 2025 and December 31, 2024.
2028 Senior Notes
As of June 30, 2025 and December 31, 2024, Sitio OpCo had $600.0 million aggregate principal amount of 7.875% Senior Notes due 2028 (the “2028 Senior Notes”). As of June 30, 2025 and December 31, 2024, the Company had unamortized debt issuance costs of $8.5 million and $9.6 million, respectively, in connection with the issuance of the 2028 Senior Notes. Debt issuance costs are reported as a reduction to long-term debt on our consolidated balance sheets and are amortized over the life of the 2028 Senior Notes. For the three months ended June 30, 2025 and 2024, the Company recognized $0.5 million of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes. For the six months ended June 30, 2025 and 2024, the Company recognized $1.1 million and $1.0 million, respectively, of interest expense attributable to the amortization of debt issuance costs related to the 2028 Senior Notes.
The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability and the ability of Sitio OpCo’s restricted subsidiaries to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of June 30, 2025 and December 31, 2024.
Note 8. Accounts Payable and Accrued Expenses
The following table provides the Company’s accounts payable and accrued expenses as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Accrued interest expense	$10,025	$9,064
Ad valorem taxes payable	6,120	12,281
Payable to seller for pre-effective monies	3,998	3,393
Accrued general and administrative	7,098	2,006
Income taxes payable	2,408	16,918
Other taxes payable	891	1,117
Other	1,016	1,606
Total accounts payable and accrued expenses	$31,556	$46,385
Note 9. Equity
Class A Common Stock
The Company had 77,578,656 shares of its Class A Common Stock outstanding as of June 30, 2025. Holders of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”).

Class C Common Stock
The Company had 73,367,602 shares of its Class C Common Stock outstanding as of June 30, 2025. Shares of Class C Common Stock, par value $0.0001 per share (“Class C Common Stock” and, together with Class A Common Stock, the “Common Stock”), are non-economic but entitle the holder to one vote per share. Current holders of Class C Common Stock also hold an equivalent number of Sitio OpCo Partnership Units which receive pro rata distributions. Sitio OpCo Partnership Units are redeemable, at the option of the holder, on a one-for-one basis for shares of Class A Common Stock or, at our election, an equivalent amount of cash on terms and conditions set forth in the Second Amended and Restated Limited Partnership Agreement of Sitio OpCo, as amended. Upon the redemption by any holder of Sitio OpCo Partnership Units for shares of Class A Common Stock, a corresponding number of shares of Class C Common Stock held by such holder will be canceled. During the six months ended June 30, 2025, no Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and no shares of Class C Common Stock were canceled. During the six months ended June 30, 2024, 296,651 Sitio OpCo Partnership Units were redeemed for shares of Class A Common Stock, and an equivalent number of shares of Class C Common Stock were canceled.
Share Repurchase Program
On February 28, 2024, the Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units (the "Share Repurchase Program"). On May 7, 2025, the Board extended the Share Repurchase Program with an additional authorization of $300.0 million of our Class A Common Stock and Sitio OpCo Partnership Units, resulting in $500.0 million total authorization. The shares may be repurchased from time to time through various methods including, but not limited to, in open market transactions, through privately negotiated transactions or by other means in accordance with applicable securities laws, certain of which may be made pursuant to trading plans meeting the requirements of Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act"). The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 (the "IRA 2022") applies to repurchases of our Class A Common Stock and Sitio OpCo Partnership Units pursuant to our Share Repurchase Program. The excise tax is reflected as a component of the repurchased amounts within our Condensed Consolidated Statements of Equity. The timing of repurchases under the program, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, oil and gas commodity prices, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements and other considerations. The exact number of shares to be repurchased by us is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. The Company is not obligated to repurchase any dollar amount or number of shares under the program.
For the three and six months ended June 30, 2025, the Company repurchased 548,266 and 1,651,093 shares of its Class A Common Stock, respectively. The shares were recorded at a weighted average price of $16.30 and $18.90, respectively, upon repurchase by the Company, inclusive of third-party commissions.
For the three and six months ended June 30, 2024, the Company repurchased 1,684,610 and 2,230,137 shares of its Class A Common Stock, respectively, in connection with the Share Repurchase Program. The shares were recorded at a weighted average price of $24.41 and $24.25, respectively, upon repurchase by the Company, inclusive of third-party commissions.
Class A Treasury Shares
As of June 30, 2025, 5,875,907 shares of Class A Common Stock were held in treasury at a weighted average price of $21.66.
Class C Treasury Shares
As of June 30, 2025, 76,390 shares of Class C Common Stock were held in treasury at a weighted average price of $22.88.

Cash Dividends
The following table summarizes the quarterly dividends related to the Company’s quarterly financial results (in thousands, except per share data):

Quarter Ended	Quarterly Dividend per Class A Common Share	Class A Cash Dividends Paid	Payment Date	Stockholder Record Date
March 31, 2025	$0.35	$27,106	May 30, 2025	May 20, 2025
December 31, 2024	$0.41	$31,977	March 28, 2025	March 14, 2025
September 30, 2024	$0.28	$22,185	November 27, 2024	November 19, 2024
June 30, 2024	$0.30	$24,071	August 30, 2024	August 19, 2024
See “Note 17 – Subsequent Events” for additional information regarding cash dividends.
Earnings per Share
The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Class A stockholders	$7,273	$12,854	$17,539	$21,322
Less: Earnings allocated to participating securities	(1,328)	(331)	(1,731)	(707)
Net income attributable to Class A stockholders - basic and diluted	$5,945	$12,523	$15,808	$20,615
Denominator:
Weighted average shares outstanding - basic	77,575	80,751	77,961	81,578
Effect of dilutive securities	269	128	231	183
Weighted average shares outstanding - diluted	77,844	80,879	78,192	81,761

Net income per common share - basic	$0.08	$0.16	$0.20	$0.25
Net income per common share - diluted	$0.08	$0.15	$0.20	$0.25
The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested share-based compensation awards	786	1,225	638	1,441
Shares of Class C Common Stock if converted	73,385	73,883	73,388	74,380
Total	74,171	75,108	74,026	75,821
Diluted net income per share also excludes the effects of Sitio OpCo Partnership Units (and related Class C Common Stock) associated with the earn-out, which are convertible into Class A Common Stock, because they are considered contingently issuable shares and the conditions for issuance were not satisfied as of June 30, 2025.
Note 10. Noncontrolling Interest
Noncontrolling interest represents the 48.6% economic interest of Sitio OpCo Partnership Units not owned by Sitio in the consolidated balance sheets as of June 30, 2025. These interests are held in the form of Class C Common Stock and Sitio OpCo Partnership Units.

Note 11. Share-Based Compensation
The Sitio Royalties Corp. Long Term Incentive Plan (the "Plan") is administered by the Compensation Committee of the Board (the “Compensation Committee”). As of June 30, 2025, a total of 5,053,561 shares of Class A Common Stock remain available for future grant under the Plan.
Share-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The following table summarizes the share-based compensation expense recorded for each type of award for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$2,170	$1,565	$4,292	$2,893
PSUs	4,115	3,375	7,733	5,912
DSUs	616	614	1,219	1,205
Sitio OpCo Restricted Stock Awards	561	561	1,117	1,122
RSUs Converted in the Brigham Merger	—	62	53	123
PSUs Converted in the Brigham Merger	—	26	22	52
Total	$7,462	$6,203	$14,436	$11,307
Restricted Stock Units
The following table summarizes activity related to unvested restricted stock units ("RSUs") for the six months ended June 30, 2025.

	Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Total awarded and unvested at January 1, 2025	653,542	$22.34
Granted	225,331	19.92
Forfeited	—	—
Vested	(208,320)	23.61
Total awarded and unvested at June 30, 2025	670,553	$21.08
As of June 30, 2025, there was approximately $11.5 million of unamortized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 1.5 years.
Deferred Share Units
The following table summarizes activity related to unvested deferred share units ("DSUs") for the six months ended June 30, 2025.

	Deferred Share Units
	Number of Shares	Grant Date Fair Value
Total awarded and unvested at January 1, 2025	50,720	$24.12
Granted	129,728	18.82
Forfeited	—	—
Vested	(50,720)	24.12
Total awarded and unvested at June 30, 2025	129,728	$18.82
As of June 30, 2025, there was approximately $2.1 million of unamortized equity-based compensation expense related to unvested DSUs, which is expected to be recognized over a weighted average period of 0.9 years.

Performance Stock Units
The following table summarizes the assumptions used to determine the fair values of the performance stock units ("PSUs"):

Grant Year	Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2024	38.38% - 41.09%	4.23% - 4.48%	0.00%
2025	37.10%	3.95%	0.00%
The following table summarizes activity related to unvested PSUs for the six months ended June 30, 2025.

	Performance Stock Units
	Number of Shares	Grant Date Fair Value
Total awarded and unvested at January 1, 2025	1,405,463	$28.20
Granted	632,691	21.18
Forfeited	(16,647)	25.13
Vested	(167,965)	39.11
Cancelled (unearned)	(132,948)	39.11
Total awarded and unvested at June 30, 2025	1,720,594	23.74
As of June 30, 2025, there was approximately $22.8 million of unamortized equity-based compensation expense related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Sitio OpCo Restricted Stock Awards
The following table summarizes activity related to unvested Sitio OpCo restricted stock awards ("RSAs") for the six months ended June 30, 2025.

	Sitio OpCo Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Total awarded and unvested at January 1, 2025	154,763	$29.12
Granted	—	—
Forfeited	—	—
Vested	(77,382)	29.12
Total awarded and unvested at June 30, 2025	77,381	$29.12
As of June 30, 2025, there was approximately $2.1 million of unamortized equity-based compensation expense related to the unvested Sitio OpCo RSAs, which is expected to be recognized over a weighted average period of approximately 0.9 years.
Note 12. Derivative Instruments
Commodity Derivatives
As of June 30, 2025, the Company did not have any outstanding derivative financial instruments.
Financial Summary

The following table presents a summary of the Company’s derivative instruments and where such values are recorded on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025	December 31, 2024
	Balance sheet location	Fair value	Fair value
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$—	$1,811
Commodity contracts	Long-term assets	—	—
Total asset derivatives		$—	$1,811

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	$—	$—
Commodity contracts	Long-term liabilities	—	—
Total liability derivatives		$—	$—

Net derivatives		$—	$1,811
The following table presents the gross fair values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented on the unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2025			December 31, 2024
	Gross Fair Value	Gross Amounts Offset	Net Fair Value	Gross Fair Value	Gross Amounts Offset	Net Fair Value
Commodity derivative assets	$—	$—	$—	$1,916	$(105)	$1,811
Commodity derivative liabilities	—	—	—	(105)	105	—
The following table is a summary of derivative gains and losses, and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of income location	2025	2024	2025	2024
Commodity derivatives gains (losses)	Other income (expense)	$807	$(607)	$(101)	$(10,657)
The fair values of commodity derivative instruments were determined using Level 2 inputs.
Note 13. Fair Value Measurement
The Company’s proved oil and gas properties are assessed for impairment on a periodic basis. If the Company’s proved properties are determined to be impaired, the carrying basis of the properties is adjusted down to fair value. This represents a fair value measurement that would qualify as a non-recurring Level 3 fair value measurement. No impairment of proved properties was recorded for the three and six months ended June 30, 2025 and 2024. If pricing conditions decline or are depressed, or if there is a decrease in estimated future production volumes, we may incur proved property impairments in future periods.
The fair value of debt outstanding pursuant to our 2028 Senior Notes was $628.7 million as of June 30, 2025 and $618.7 million as of December 31, 2024 based on quoted prices for markets that are not active (Level 2). The fair value of debt outstanding pursuant to our Sitio Revolving Credit Facility was $488.2 million as of June 30, 2025 and $487.8 million as of December 31, 2024. The carrying amount of debt outstanding pursuant to the Sitio Revolving Credit Facility approximates fair value as the borrowings bear interest at variable rates and are reflective of market rates (Level 2).

Note 14. Income Taxes
The Company recorded income tax expense of $0.4 million and $7.2 million for the three and six months ended June 30, 2025, respectively. The Company recorded income tax expense of $4.8 million and $7.6 million for the three and six months ended June 30, 2024, respectively. Our provisions for income taxes differ from amounts that would be provided by applying the U.S. federal statutory tax rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax income that is attributable to our non-controlling interest holders which is not taxable to the Company; (ii) share-based compensation expense: (iii) other permanent differences; and (iv) state income taxes.
Note 15. Commitments and Contingencies
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
Note 16. Segments
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
Note 17. Subsequent Events
Management has evaluated all subsequent events from the balance sheet date through the date these financial statements were available to be issued for disclosure or recognition within these financial statements and no items requiring disclosure were identified except for the events identified below.
Income Tax Legislation
On July 4, 2025, the United States Congress enacted the One Big Beautiful Bill Act (the “Act”) which includes a wide range of tax changes, including changes to corporate income taxes. The Company is currently unable to estimate the full financial impact of the Act, which could be material to the Company’s future financial position and results of operations. The Company is currently evaluating the effects of the law and will reflect any required adjustments on a prospective basis. In accordance with ASC 740, the financial statement impact of the Act will be recognized beginning in the third quarter of 2025.
Cash Dividends
On August 4, 2025, the Board declared a cash dividend of $0.36 per share of Class A Common Stock with respect to the second quarter of 2025. The dividend is payable on August 19, 2025 to the stockholders of record at the close of business on August 14, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of present or historical fact, included in this quarterly report concerning, among other things, strategy, future operations, financial condition, estimated revenues and losses, projected costs, prospects, plans and objectives of management and matters related to our pending merger with Viper, are forward-looking statements. Words such as “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Such forward-looking statements, can be affected by assumptions used or by known or unknown risks or uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. Consequently, no forward-looking statements can be guaranteed.
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
•our pending merger with Viper and the expected timing of the consummation of the merger;
•our ability to identify, complete and integrate operations or realize any anticipated benefits, synergies, savings or growth of acquisitions of properties, businesses or technologies;
•our ability to retain and hire key personnel;
•our ability to finance our obligations;
•our ability to execute our business strategy;
•changes in general economic, business or industry conditions, and market volatility, including as a result of slowing growth, the inflation rate, changes in U.S. trade policy, including the imposition of or changes in tariffs, central bank policy, and associated liquidity risks and/or as a result of the armed conflict in Ukraine and associated economic sanctions on Russia and the conflict in the Israel-Gaza region and continued hostilities in the Middle East, including heightened tensions with Iran;
•the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other significant producers and governments, including as a result of any removal of oil production curtailments or the duration thereof, and the armed conflict in Ukraine and Israel, including heightened tensions with Iran, and the effect such conflicts have had, and may continue to have, on the global oil and natural gas markets, and the ability of such producers to agree to and maintain oil price and production controls;
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
All forward-looking statements, expressed or implied, included in this quarterly report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. The forward-

looking statements speak only as of the date made and, other than as required by law, we do not undertake any obligation to update publicly or revise any of these forward-looking statements.
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
Overview
As of June 30, 2025, we owned mineral and royalty interests representing approximately 275,071 NRAs when adjusted to a 1/8th royalty. For the six months ended June 30, 2025, the average net daily production associated with our mineral and royalty interests was 42,007 BOE/d, consisting of 19,096 Bbls/d of oil, 77,823 Mcf/d of natural gas and 9,940 Bbls/d of NGLs. Since our predecessor’s formation in November 2016, we have accumulated our acreage position by making 215 acquisitions through June 30, 2025.
Our mineral and royalty interests entitle us to receive a fixed percentage of the revenue from crude oil, natural gas and NGLs produced from the acreage underlying our interests. We are not obligated to fund drilling and completion costs, plugging and abandonment costs or lease operating expenses associated with oil and gas production and we incur only our proportionate share of production and other taxes and, in some cases, gathering, processing and transportation costs which reduce the amount of revenue we recognize. For the six months ended June 30, 2025, our production and other taxes were approximately $3.35 per BOE, relative to an average realized price of $39.34 per BOE. We do not anticipate engaging in any upstream activities such as drilling and completing oil and natural gas wells that would incur capital costs, lease operating expenses, and plugging and abandonment costs. We believe our cost structure and business model will allow us to return a significant amount of our cash flows to stockholders.
Recent Developments

Pending Merger with Viper

On June 2, 2025, Sitio and Sitio OpCo entered into the Merger Agreement, dated as of June 2, 2025, with Viper, Viper Opco, New Viper, Viper Merger Sub, and Sitio Merger Sub.

Pursuant to the terms of the Merger Agreement, Viper and Sitio will combine in an all-equity transaction through: (i) the Sitio Pubco Merger, with Sitio surviving the Sitio Pubco Merger as a wholly owned subsidiary of New Viper, (ii) the Viper Pubco Merger, with Viper surviving the Viper Pubco Merger as a wholly owned subsidiary of New Viper, and (iii) the Opco Merger, with Viper Opco continuing as the surviving entity, in each case on the terms set forth in the Merger Agreement.

On the terms and subject to the conditions set forth in the Merger Agreement:

•at the Sitio Pubco Merger Effective Time, (A) each share of our Class A Common Stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time will be cancelled and automatically converted into the right to receive 0.4855 fully-paid and nonassessable shares of New Viper Class A Common Stock, and (B) each share of our Class C Common Stock issued and outstanding immediately prior to the Sitio Pubco Merger Effective Time will be automatically cancelled and cease to exist;

•at the Viper Pubco Merger Effective Time, (A) each share of Viper Class A Common Stock issued and outstanding immediately prior to the Viper Pubco Merger Effective Time will be cancelled and automatically converted into one share of New Viper Class A Common Stock and (B) each share of Viper’s Class B Common Stock issued and outstanding immediately prior to the Viper Pubco Merger Effective Time will be automatically cancelled and converted into one share of New Viper Class B Common Stock; and

•following the Pubco Mergers, at the Opco Merger Effective Time, (A) all Sitio OpCo Partnership Units held by Viper, Sitio, New Viper, or any of their wholly owned subsidiaries immediately prior to the Opco Merger Effective Time shall automatically convert into 0.4855 Viper Opco Units and (B) each Sitio OpCo Partnership Unit issued and outstanding immediately prior to the Opco Merger Effective Time will be converted into the right to receive (i) 0.4855 Viper Opco Units and (ii) 0.4855 shares of New Viper Class B Common Stock.

As a result of the Mergers and as of the Closing, Sitio stockholders immediately prior to the Sitio Pubco Merger Effective Time will own approximately 20% of the outstanding shares of New Viper Common Stock, and Viper stockholders immediately prior to the Viper Pubco Merger Effective Time will own approximately 80% of the outstanding shares of New Viper Common Stock. Following the Closing, New Viper will operate under the name “Viper Energy, Inc.” and have the same board of directors and executive officers as Viper did prior to the Viper Pubco Merger.

The Mergers have been unanimously approved by the boards of directors of both Viper and Sitio. Consummation of the Mergers is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreements, including regulatory clearance and approvals by the shareholders of Sitio.
Share Repurchase Program
For the three and six months ended June 30, 2025, the Company repurchased 548,266 and 1,651,093 shares of its Class A Common Stock in connection with its Share Repurchase Program, respectively. The shares were repurchased at a weighted average price of $16.30 and $18.90, respectively, inclusive of third-party commissions. On May 7, 2025, the Board extended the Share Repurchase Program with an additional authorization of $300.0 million, resulting in $500.0 million total authorization. As of June 30, 2025, the Company’s remaining share repurchase authorization was $350.7 million.
Sitio Revolving Credit Facility
On February 3, 2023, Sitio OpCo entered into the Sitio Revolving Credit Facility with Sitio OpCo, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent (as successor administrative agent to Bank of America, N.A.) and as issuing bank, and the lenders and other financial institutions from time to time party thereto. On May 8, 2025, Sitio OpCo and the other guarantors party thereto entered into that certain Fifth Amendment to the Sitio Revolving Credit Facility, pursuant to which the Sitio Revolving Credit Facility was amended to (i) effectuate the scheduled redetermination of the borrowing base intended to be effective on or about April 1, 2025 by reaffirming the borrowing base at $925,000,000, (ii) amend certain dates applicable to the semi-annual redetermination of the borrowing base and (iii) amend certain other terms of the Sitio Revolving Credit Facility, in each case, on the terms and subject to the conditions set forth therein.
Acquisitions
Through June 30, 2025, we have evaluated over 1,000 potential mineral and royalty interest acquisitions and completed 215 acquisitions from landowners and other mineral interest owners.
Production and Operations
Our average daily production during the three months ended June 30, 2025 and 2024 was 41,879 BOE/d (46% crude oil) and 39,231 BOE/d (50% crude oil), respectively. For the three months ended June 30, 2025, we received an average of $63.03 per Bbl of crude oil, $1.43 per Mcf of natural gas and $22.57 per Bbl of NGLs, for an average realized price of $36.95 per BOE. For the three months ended June 30, 2024, we received an average of $79.85 per Bbl of crude oil, $1.01 per Mcf of natural gas and $20.32 per Bbl of NGLs, for an average realized price of $46.36 per BOE. We anticipate that our price realizations for crude oil may continue to be lower than comparative periods in 2024. This is primarily driven by OPEC's recent decision to accelerate the removal of oil production curtailments combined with concerns over global oil demand impacts from escalating trade war tensions.
As of June 30, 2025, we had 50,536 gross (378.3 net) producing horizontal wells on our acreage. Additionally, as of June 30, 2025, there were 4,766 gross (27.6 net) horizontal wells in various stages of drilling or completion and 3,677 gross (20.5 net) active horizontal drilling permits on our acreage.

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
Inflationary pressures could result in increases to our operating expenses that are not fixed such as personnel retention, among other things. Increases in interest rates as a result of inflation, changes in international trade policies, including the imposition of or changes in tariffs, or a potentially recessionary economic environment in the United States could also have a negative effect on the demand for oil and natural gas, as well as our borrowing costs. However, overall economic uncertainty continues to be elevated, reflecting ongoing geopolitical tensions and the potential for monetary policy changes. We continue to be impacted by the elevated level of interest rates as compared to recent years. Although the Federal Reserve made cuts to benchmark interest rates in 2024 and there is the possibility of additional cuts, there is no guarantee that such additional cuts will occur. Any subsequent increases in benchmark interest rates could have the effect of further raising our borrowing costs.
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
The global economy also continues to be impacted by geopolitical events, such as the ongoing war in Ukraine, the conflict in the Israel-Gaza region and increases in hostilities elsewhere in the Middle East, particularly involving Iran. It has also been impacted by, among other events, the uncertainty regarding global central bank monetary policy. The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine and associated sanctions, the conflict in the Israel-Gaza region and elsewhere in the Middle East, and the uncertainty regarding central bank monetary policy cannot be predicted, and such events, or any further escalation of hostilities in Ukraine or the Middle East, or further hostilities elsewhere, could severely impact the world economy and may adversely affect our financial condition. The oil and natural gas industry has also been impacted by announcements of voluntary production cuts or increases by OPEC and others, including the April 2025 and May 2025 announcements by OPEC+ that some countries will start production increases earlier than originally anticipated. These events and their impacts on the global economy continue to evolve, and the extent to which these events may impact our business, financial condition, liquidity, results of operations, and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence.

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

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Consolidated Results
The following table summarizes our consolidated revenue and expenses and production data for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Variance
Statement of Operations Data:
Revenue:
Crude oil	$110,833	$143,496	$(32,663)	(23)%
Natural gas	9,992	5,945	4,047	68%
NGLs	19,980	16,075	3,905	24%
Lease bonus and other income	4,854	3,032	1,822	60%
Total revenues	145,659	168,548	(22,889)	(14)%
Operating expenses:
Depreciation, depletion and amortization	75,901	85,485	(9,584)	(11)%
General and administrative	20,099	13,456	6,643	49%
Production taxes and other	12,454	12,433	21	—%
Total operating expenses	108,454	111,374	(2,920)	(3)%
Income from operations	37,205	57,174	(19,969)	(35)%
Other income (expense):
Interest expense, net(1)	(23,049)	(22,688)	361	2%
Commodity derivatives gains (losses)	807	(607)	1,414	*
Income before taxes	14,963	33,879	(18,916)	(56)%
Income tax (expense) benefit	(415)	(4,838)	(4,423)	(91)%
Net income	14,548	29,041	(14,493)	(50)%
Net income attributable to noncontrolling interest	(7,275)	(16,187)	(8,912)	(55)%
Net income attributable to Class A stockholders	$7,273	$12,854	$(5,581)	(43)%
(1)Interest expense is presented net of interest income.
*Not applicable or meaningful

	Three Months Ended June 30,
	2025	2024	Variance
Production Data:
Crude oil (MBbls)	1,758	1,797	(39)	(2)%
Natural gas (MMcf)	7,004	5,892	1,112	19%
NGLs (MBbls)	885	791	94	12%
Total (MBOE)(6:1)	3,811	3,570	241	7%
Average daily production (BOE/d)(6:1)	41,879	39,231	2,648	7%
Average Realized Prices:
Crude oil (per Bbl)	$63.03	$79.85	(16.82)	(21)%
Natural gas (per Mcf)	1.43	1.01	0.42	42%
NGLs (per Bbl)	22.57	20.32	2.25	11%
Combined (per BOE)	36.95	46.36	(9.41)	(20)%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$63.65	$80.21	(16.56)	(21)%
Natural gas (per Mcf)	1.45	1.36	0.09	7%
NGLs (per Bbl)	22.57	20.32	2.25	11%
Combined (per BOE)	37.28	47.13	(9.85)	(21)%
Revenue
Our consolidated revenues for the three months ended June 30, 2025 decreased by $22.9 million, or 14% as compared to the three months ended June 30, 2024. The decrease in revenues was due to a decrease in mineral and royalty revenue, which was primarily due to a 20% decrease in our average realized price, partially offset by a 7% increase in production due to acquisitions of additional mineral and royalty interests in 2024 and production volumes from existing interests.

Crude oil revenue for the three months ended June 30, 2025 decreased by $32.7 million, or 23%, as compared to the three months ended June 30, 2024. We realized a $29.6 million decrease in year-over-year oil revenue due to a 21% decrease in our average realized price. In addition, there was a $3.1 million decrease in year-over-year oil revenue due to a 2% decrease in oil production volumes.

Natural gas revenue for the three months ended June 30, 2025 increased by $4.0 million, or 68%, as compared to the three months ended June 30, 2024. We realized a $2.9 million increase in year-over-year natural gas revenue due to a 42% increase in our average realized price. In addition, we realized a $1.1 million increase in year-over-year natural gas revenue due to a 19% increase in production volumes. The significant increase in our realized price for natural gas was largely attributable to the relief of pipeline capacity constraints in the Permian Basin, which had suppressed prices in 2024, combined with increases in the Henry Hub benchmark price over this period.

NGLs revenue for the three months ended June 30, 2025 increased by $3.9 million, or 24%, as compared to the three months ended June 30, 2024. We realized a $2.0 million increase in year-over-year NGLs revenue due to a 12% increase in NGLs production volumes. In addition, we realized a $1.9 million increase in year-over-year NGLs revenue due to a 11% increase in our average realized price.
Lease bonus and other income for the three months ended June 30, 2025 increased by $1.8 million, or 60%, as compared to the three months ended June 30, 2024. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing. Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.
Operating Expenses
Depreciation, depletion and amortization expense for the three months ended June 30, 2025 decreased by $9.6 million, or 11%, as compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease in the depletion rate of $4.02 per BOE, or 17%, partially offset by a 7% increase in production volumes year-over-year. The decrease in the depletion rate was driven by reserve additions outpacing cost transfers from unproved property, as well as several acquisitions completed in 2024 at a lower cost per BOE than our historical averages.
General and administrative expense for the three months ended June 30, 2025 increased by $6.6 million, or 49%, as compared to the three months ended June 30, 2024. The increase was primarily due to a $3.5 million increase in merger-related transactions costs as well as a $1.3 million increase in share-based compensation, and $0.8 million in additional employee compensation and benefits related to increased headcount.
Production taxes and other for the three months ended June 30, 2025 stayed flat as compared to the three months ended June 30, 2024.
Other Income and Expenses
Interest expense relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and the 2028 Senior Notes. Interest expense for the three months ended June 30, 2025 increased slightly by $0.4 million, or 2%, as compared to the three months ended June 30, 2024. The increase was primarily due to higher average borrowings outstanding under our revolving credit facility during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Commodity derivatives gains totaled $0.8 million for the three months ended June 30, 2025 as compared to losses of $0.6 million for the three months ended June 30, 2024. The gains were due to commodity price decreases during the three months ended June 30, 2025. As of June 30, 2025, the Company did not have any outstanding derivative financial instruments.
Income tax expense was $0.4 million for the three months ended June 30, 2025, as compared to $4.8 million in the corresponding period in 2024. The $4.4 million decrease is due to a decrease in income before income tax expense as compared to the corresponding period in 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Consolidated Results
The following table summarizes our consolidated revenue and expenses and production data for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Variance
Statement of Operations Data:
Revenue:
Crude oil	$230,369	$270,789	$(40,420)	(15)%
Natural gas	26,310	11,732	14,578	124%
NGLs	42,439	30,966	11,473	37%
Lease bonus and other income	10,056	6,452	3,604	56%
Total revenues	309,174	319,939	(10,765)	(3)%
Operating Expenses:
Depreciation, depletion and amortization	153,380	161,803	(8,423)	(5)%
General and administrative	35,861	26,467	9,394	35%
Production taxes and other	25,436	24,459	977	4%
Total operating expenses	214,677	212,729	1,948	1%
Income from operations	94,497	107,210	(12,713)	(12)%
Other Income (Expense):
Interest expense (net)(1)	(46,318)	(41,198)	5,120	12%
Commodity derivatives gains (losses)	(101)	(10,657)	(10,556)	(99)%
Income before taxes	48,078	55,355	(7,277)	(13)%
Income tax expense	(7,246)	(7,622)	(376)	(5)%
Net income	40,832	47,733	(6,901)	(14)%
Net income attributable to noncontrolling interest	(23,293)	(26,411)	(3,118)	(12)%
Net income attributable to Class A stockholders	$17,539	$21,322	$(3,783)	(18)%
(1)Interest expense is presented net of interest income.
*Not applicable or meaningful

	Six Months Ended June 30,
	2025	2024	Variance
Production Data:
Crude oil (MBbls)	3,456	3,459	(3)	—%
Natural gas (MMcf)	14,086	10,908	3,178	29%
NGLs (MBbls)	1,799	1,510	289	19%
Total (MBOE)(6:1)	7,603	6,787	816	12%
Average daily production (BOE/d)(6:1)	42,007	37,290	4,717	13%
Average Realized Prices:
Crude oil (per Bbl)	$66.65	$78.29	(11.64)	(15)%
Natural gas (per Mcf)	1.87	1.08	0.79	73%
NGLs (per Bbl)	23.59	20.51	3.08	15%
Combined (per BOE)	39.34	46.19	(6.85)	(15)%
Average Realized Prices After Effects of Derivative Settlements:
Crude oil (per Bbl)	$67.03	$78.96	(11.93)	(15)%
Natural gas (per Mcf)	1.90	1.44	0.46	32%
NGLs (per Bbl)	23.59	20.51	3.08	15%
Combined (per BOE)	39.57	47.12	(7.55)	(16)%
Revenue
Our consolidated revenues for the six months ended June 30, 2025 decreased by $10.8 million, or 3%, as compared to the six months ended June 30, 2024. The decrease in revenues was primarily due to a decrease in mineral and royalty revenue, which was primarily due to a 15% decrease in our average realized price, partially offset by a 12% increase in production due to acquisitions of additional mineral and royalty interests in 2024 and production volumes from existing interests.
Crude oil revenue for the six months ended June 30, 2025 decreased by $40.4 million, or 15%, as compared to the six months ended June 30, 2024. We realized a $40.2 million decrease in year-over-year oil revenue due to a 15% decrease in our average realized price. In addition, there was a $0.2 million decrease in year-over-year oil revenue due to a slight decrease in production volumes.
Natural gas revenue for the six months ended June 30, 2025 increased by $14.6 million, or 124%, as compared to the six months ended June 30, 2024. We realized a $11.2 million increase in year-over-year natural gas revenue due to a 73% increase in our average realized price. In addition, we realized a $3.4 million increase in year-over-year natural gas revenue due to a 29% increase in production volumes. The significant increase in our realized price for natural gas was largely attributable to the relief of pipeline capacity constraints in the Permian Basin, which had suppressed prices in 2024, combined with increases in the Henry Hub benchmark price over this period.
NGLs revenue for the six months ended June 30, 2025 increased $11.5 million, or 37%, as compared to the six months ended June 30, 2024. We realized a $5.5 million increase in year-over-year NGLs revenue due to a 19% increase in NGLs production volumes. In addition, we realized a $5.9 million increase in year-over-year NGLs revenue due to a 15% increase in our average realized price.
Lease bonus and other income for the six months ended June 30, 2025 increased by $3.6 million, or 56% as compared to the six months ended June 30, 2024. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing. Other revenues include payments for right-of-way and surface damages, which are also subject to significant variability.
Operating Expenses
Depreciation, depletion and amortization expense decreased by $8.4 million, or 5%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was due to a decrease in the depletion rate of $3.66 per BOE, or 15%, partially offset by a 12% increase in production volumes year-over-year. The decrease in the depletion rate was driven by reserve additions outpacing cost transfers from unproved property, as well as several acquisitions completed in 2024 at a lower cost per BOE than our historical averages.
General and administrative expense increased by $9.4 million, or 35% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was due to $1.9 million in additional employee compensation and benefits related to increased headcount, a $3.5 million increase in merger-related transactions costs, as well as a $3.1 million increase in stock based compensation.
Production taxes and other increased by $1.0 million, or 4% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to an increase in severance tax and ad valorem tax assessments in certain states, partially offset by a 5% decrease in our mineral and royalty revenues.
Other Income and Expenses
Interest expense relates to interest incurred on borrowings under the Sitio Revolving Credit Facility and the 2028 Senior Notes. Interest expense increased by $5.1 million, or 12%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to higher average borrowings outstanding under our revolving credit facility during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, which was primarily attributable to borrowings incurred to fund acquisitions of mineral and royalty interests in the latter part of 2024.
Commodity derivatives losses totaled $0.1 million for the six months ended June 30, 2025 as compared to $10.7 million for the six months ended June 30, 2024. The decrease in commodity derivatives losses was due to less adverse commodity price changes in addition to a smaller volume of commodity derivative contracts outstanding during the six months ended June 30, 2025. As of June 30, 2025, the Company did not have any outstanding derivative financial instruments.
Income tax expense was $7.2 million for the six months ended June 30, 2025 as compared to $7.6 million in the corresponding prior period. This was primarily due to a decrease in income before income tax expense as compared to the corresponding prior period.
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

As of June 30, 2025, our liquidity was $437.2 million, comprised of $0.4 million of cash and cash equivalents and $436.8 million of availability under the Sitio Revolving Credit Facility.
Cash Flows for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 (in thousands):

	Six Months Ended June 30,
Statement of Cash Flows Data:	2025	2024	Variance
Net cash provided by (used in):
Operating activities	$188,970	$218,052	$(29,082)	-13%
Investing activities	(22,631)	(177,661)	155,030	-87%
Financing activities	(169,246)	(39,238)	(130,008)	331%
Net increase (decrease) in cash and cash equivalents	$(2,907)	$1,153	$(4,060)	-352%
Operating Activities
Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2025 were $189.0 million as compared to $218.1 million for the six months ended June 30, 2024. The decrease was primarily a result of variability in timing of cash receipts for our royalty revenues, a decrease in cash received upon the settlement of commodity derivatives, and income tax payments made during the six months ended June 30, 2025.
Investing Activities
Cash flows used in investing activities totaled $22.6 million for the six months ended June 30, 2025 as compared to $177.7 million for the six months ended June 30, 2024. This was due to a decrease in amounts spent on acquisitions of oil and gas properties during the six months ended June 30, 2025.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2025 totaled $169.2 million as compared to $39.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, net borrowings under the Sitio Revolving Credit Facility were $182.7 million lower than the corresponding period in 2024. Dividends and distributions paid to holders of Class A Common Stock and noncontrolling interests decreased by $11.4 million in total during the six months ended June 30, 2025 as compared to the corresponding period in 2024. For the six months ended June 30, 2025, repurchases of Class A Common Stock and Sitio OpCo Partnership Units were $43.7 million lower than the corresponding period in 2024.
Sitio Revolving Credit Facility
On February 3, 2023, Sitio OpCo entered into the Sitio Revolving Credit Facility with Sitio OpCo, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent (as successor administrative agent to Bank of America, N.A.) and as issuing bank, and the lenders and other financial institutions from time to time party thereto. In connection with the amendment and restatement of the Sitio Revolving Credit Facility, the revolving credit facility obtained from Brigham Minerals, Inc. ("Brigham") in conjunction with the merger with Brigham was paid off and refinanced in full.
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
The Sitio Revolving Credit Facility includes a financial covenant limiting, as of the last day of each fiscal quarter, the ratio of (a) (i) Total Net Debt (as defined in the Sitio Revolving Credit Facility) as of such date to (ii) EBITDA (as defined in the Sitio Revolving Credit Facility) for the period of four fiscal quarters ending on such day, to not more than 3.50 to 1.00, and (b) (i) consolidated current assets (including the available commitments under the Sitio Revolving Credit Facility) to (ii) consolidated current liabilities (excluding current maturities under the Sitio Revolving Credit Facility), to not less than 1.00 to 1.00, in each case, with certain rights to cure. The Company was in compliance with the terms and covenants of the Sitio Revolving Credit Facility at June 30, 2025 and December 31, 2024.
2028 Senior Notes
As of June 30, 2025 and December 31, 2024, the Company had $600.0 million aggregate principal amount of the 2028 Senior Notes. The 2028 Senior Notes bear interest at an annual rate of 7.875%, which accrued from October 3, 2023 and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2024.
The 2028 Senior Notes contain covenants that limit Sitio OpCo’s ability to engage in certain transactions and activities. The Company was in compliance with the terms and covenants of the 2028 Senior Notes as of June 30, 2025 and December 31, 2024.
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
Contractual Obligations
As of June 30, 2025, we did not have any material capital lease obligations, operating lease obligations, debt, or long-term liabilities, other than borrowings under the Sitio Revolving Credit Facility, borrowings under the 2028 Senior Notes and operating lease agreements for office space. Please see “—Sitio Revolving Credit Facility” for a description of the Sitio Revolving Credit Facility, and “—2028 Senior Notes” for a description of the 2028 Senior Notes.

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
For the six months ended June 30, 2025, a $1.00 per Bbl change in our realized oil price would have resulted in a $3.5 million change in our oil revenues. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.4 million change in our natural gas revenues. A $1.00 per Bbl change in NGLs prices would have resulted in a $1.8 million change in our NGLs revenues. Royalties on oil, natural gas, and NGLs sales contributed 77%, 9%, and 14% of our mineral and royalty revenues, respectively, for the six months ended June 30, 2025.
We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGLs prices and provide increased certainty of cash flows for our acquisitions. However, these instruments provide only partial price protection against declines in oil, natural gas and NGLs prices and may partially limit our potential gains from future increases in prices. Refer to “Note 12 – Derivative Instruments” included in our unaudited condensed consolidated financial statements for further information.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables generated by the production activities of our E&P operators. The inability or failure of our significant E&P operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under the Sitio Revolving Credit Facility which has a floating interest rate. The average annual interest rate incurred on our borrowings under the Sitio Revolving Credit Facility during the six months ended June 30, 2025 was 7.66%. We estimate that an increase of 1.0% in the average interest rate during the six months ended June 30, 2025 would have resulted in approximately $2.5 million of additional interest expense.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For further information regarding legal proceedings, refer to “Note 15 – Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could materially adversely affect our business, financial condition, results of operations or liquidity and the trading price of our Class A Common Stock are described under the caption “Item 1A. Risk Factors” in our Annual Report filed with the SEC on February 26, 2025. Other than the following risk factors, there have been no material changes in our risk factors from those previously disclosed in our Annual Report.
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

Risks Related to the Pending Mergers with Viper

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either our stock price or Viper’s stock price, our stockholders cannot be certain of the precise value of any merger consideration they may receive in the Mergers.

Upon completion of the Pubco Mergers, (i) each issued and outstanding share of our Class A Common Stock will be converted into the right to receive 0.4855 fully-paid and nonassessable shares of New Viper Class A Common Stock, (ii) each issued and outstanding share of our Class C Common Stock will be canceled and cease to exist, (iii) each issued and outstanding share of Viper Class A Common Stock will be converted into one share of New Viper Class A Common Stock and (iv) each issued and outstanding share of Viper Class B Common Stock will be converted into one share of New Viper Class B Common Stock, in each case, excluding certain shares. Upon completion of the Opco Merger, (i) each Sitio OpCo Partnership Unit held by Viper, New Viper or Sitio or by any wholly owned subsidiary of Viper, New Viper or Sitio immediately prior to the Opco Merger Effective Time (“Excluded Sitio OpCo Partnership Units”) will automatically convert into 0.4855 Viper Opco Units and (ii) each Sitio OpCo Partnership Unit issued and outstanding immediately prior to the Opco Merger Effective Time (other than Excluded Sitio OpCo Partnership Units) will be converted into the right to receive (A) 0.4855 Viper Opco Units and (B) 0.4855 shares of New Viper Class B Common Stock. These exchange ratios are fixed and will not be adjusted for changes in the market value of the Viper Common Stock or our Common Stock. No fractional shares of New Viper Common Stock or Viper Opco Units will be issued in connection with the Mergers. The market prices of Viper Class A Common Stock and our Class A Common Stock have fluctuated since the date of the announcement of the Merger Agreement on June 3, 2025, and will continue to fluctuate to the date of the Sitio special meeting and the date the Mergers are consummated. The market price of New Viper Common Stock may continue to fluctuate thereafter. Because the value of the merger consideration for our stockholders will depend on the market price of Viper Class A Common Stock at the time the Mergers are completed, holders of Common Stock will not know or be able to determine at the time of our special meeting the market value of the merger consideration they would receive upon completion of the Mergers. Stock price changes may result from a variety of factors, including, among others:

•general market and economic conditions;
•changes in Viper and Sitio’s respective businesses, operations and prospects;
•market assessments of the likelihood that the Mergers will be completed;
•interest rates, general market, industry, economic and geopolitical conditions, including the impact of continued
•inflation and associated changes in monetary policy, and other factors generally affecting the respective prices of Viper Class A Common Stock and our Class A Common Stock;
•federal, state and local legislation, governmental regulation and legal developments in Viper’s and Sitio’s respective businesses; and
•the timing of the Mergers and regulatory considerations.

Many of these factors are beyond Viper’s and our control, and neither Viper nor Sitio is permitted to terminate the Merger Agreement solely due to a decline in the market price of the other party. You are urged to obtain current market quotations for Viper Class A Common Stock and our Class A Common Stock in determining whether to vote for the adoption of the Merger Agreement.

The Merger Agreement may be terminated in accordance with its terms and the Mergers may not be consummated.

The Merger Agreement contains certain termination rights for each of Viper and Sitio, including, among other rights, the right to terminate (i) by mutual written consent of Viper and Sitio, (ii) by either Viper or Sitio, if (A) a governmental entity having jurisdiction over any party to the Merger Agreement will have issued any order, decree, ruling, injunction or other action, or any law is adopted that permanently makes consummation of the Mergers illegal or otherwise permanently prohibited, (B) the Closing has not occurred on or before June 2, 2026, (C) the other party breaches any of their respective representations or warranties or if such party fails to perform their respective covenants such that certain conditions to Closing cannot be satisfied, and the breach or breaches of such representations or warranties or the failure to perform such covenant, as applicable, is not cured or cannot be cured in accordance with the terms of the Merger Agreement or (D) approval of the Merger Agreement by Sitio’s stockholders has not been obtained upon a vote held at a duly-held Sitio stockholders meeting, or at any adjournment or postponement thereof, (iii) by Viper, if (A) prior to receipt of the requisite approval from Sitio stockholders, the Board or a committee thereof has effected a change of recommendation or (B) Sitio or its subsidiaries breach their obligations under the non-solicitation covenant and such breach constitutes a willful and material breach under the terms of the Merger Agreement, and (iv) by Sitio, if prior to the receipt of the requisite approval from Sitio stockholders, in order to enter into a definitive agreement with respect to certain competing proposals, upon which Sitio will be required to pay Viper a termination fee.

Failure to complete the Mergers or the termination of the Merger Agreement could negatively impact the price of our Class A Common Stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Mergers. There can be no assurance that all of the conditions to the completion of the Mergers will be so satisfied or waived. If these conditions are not satisfied or waived, we will be unable to complete the Mergers. If the Mergers are not completed for any reason, our ongoing businesses may be adversely affected and, without realizing any of the anticipated benefits of having completed the Mergers, we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock or share price;
•we may experience negative reactions from our business partners, regulators and employees;
•we will be required to pay certain legal, financing and accounting costs and associated fees and expenses relating to the Mergers, whether or not the Mergers are completed; and
•matters relating to the Mergers require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that could have been beneficial to us as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and our Board seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Mergers. If the Merger Agreement is terminated under certain circumstances, we may be required to pay Viper a termination fee.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Mergers.

The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Mergers, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include covenants not to solicit, initiate or knowingly encourage or facilitate proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide any non-public information in connection with alternative transactions.

We will be subject to business uncertainties while the Mergers are pending, which could adversely affect our business.

Uncertainties about the effect of the Mergers on our employees and third parties that do business with us may adversely affect our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Mergers are completed and for a period of time thereafter and could cause operators and other third parties that deal with us to delay or defer entering into contracts with us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Employee retention may be particularly challenging during the pendency of the Mergers, as employees may experience uncertainty about their roles with New Viper following the Mergers. In addition, the Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Viper, and generally requires us to continue our operations in the ordinary course of business, until completion of the Mergers. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Mergers and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Mergers could be exacerbated by any delays in the consummation of the Mergers or termination of the Merger Agreement.

We will incur significant transaction and merger-related costs in connection with the Mergers, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur a number of non-recurring costs associated with the Mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Many of these costs are payable by us regardless of whether the Mergers are completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that may or must be integrated in connection with the Mergers and the integration of our and Sitio’s businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

The shares of New Viper Common Stock to be received by our stockholders upon completion of the Mergers will have rights different from our Common Stock.

Upon consummation of the Mergers, our stockholders will no longer be stockholders of the Company. Instead, our former stockholders will become stockholders of New Viper and while their rights as New Viper stockholders will continue to be governed by the laws of the State of Delaware, their rights will be subject to and governed by the terms of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of New Viper, the terms of which are different in some respects than the terms of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, which currently govern the rights of our stockholders.

We have been the target of litigation filed in connection with the Mergers, which could result in substantial costs and may prevent or delay the consummation of the Mergers or result in the payment of damages following completion of the Mergers.

Lawsuits in connection with the Mergers have been filed against us and/or our respective directors and officers, which could prevent or delay the consummation of the Mergers and/or result in additional costs to Sitio. Even if the lawsuits are without merit, defending against such claims can result in substantial costs and divert management time and resources. An adverse ruling in any such lawsuit could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed, which could adversely affect our business, financial condition, results of operations and cash flows.

Completion of the Mergers may trigger change in control or other provisions in certain agreements to which we or our subsidiaries are a party.

The completion of the Mergers may trigger change in control or other provisions in certain agreements to which we or our subsidiaries are a party. If we or our subsidiaries are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet be Repurchased as Part of Publicly Announced Plans (in thousands)(3)
April 1, 2025 - April 30, 2025	466,006	$16.09	466,006	$352,082
May 1, 2025 - May 31, 2025	82,951	$17.33	82,260	$350,654
June 1, 2025 - June 30, 2025	73,721	$19.95	—	$350,654
Total	622,678		548,266
(1)The total number of shares purchased includes 74,412 shares repurchased representing shares of our Common Stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of share-based compensation awards.
(2)Excludes excise taxes accrued related to stock repurchases.
(3)On February 28, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our Class A Common Stock and Sitio OpCo Partnership Units. On May 7, 2025, our Board extended the Share Repurchase Program with an additional authorization of $300.0 million, resulting in $500.0 million total authorization. During the three months ended June 30, 2025, we repurchased 548,266 shares of Class A Common Stock for approximately $8.9 million under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The following documents are filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of June 2, 2025, by and among Sitio Royalties Corp., Sitio Royalties Operating Partnership, LP, Viper Energy, Inc., Viper Energy Partners LLC, New Cobra Pubco, Inc., Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2025).

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
10.1
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of May 8, 2025, by and among Sitio Royalties Operating Partnership, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and any other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2025).

10.2
Voting and Support Agreement, dated as of June 2, 2025, by and among Viper Energy, Inc., KMF DPM Holdco, LLC, Chambers DPM Holdco, LLC, and Sitio Royalties Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2025).

10.3
Voting and Support Agreement, dated as of June 2, 2025, by and among Viper Energy, Inc., BX Royal Aggregator LP, RRR Aggregator LLC, and Sitio Royalties Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2025).

10.4
Voting and Support Agreement, dated as of June 2, 2025, by and among Viper Energy, Inc., Source Energy Leasehold, LP, Source Energy Permian II, LLC, Permian Mineral Acquisitions, LP, Sierra Energy Royalties, LLC, and Sitio Royalties Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2025).

10.5
Parent Support Agreement, dated as of June 2, 2025, by and among Sitio Royalties Corp., Viper Energy, Inc., New Cobra Pubco, Inc., Diamondback Energy, Inc., Diamondback E&P LLC and Endeavor Energy Resources, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2025).

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

SITIO ROYALTIES CORP.

Date: August 4, 2025	By:	/s/ Christopher L. Conoscenti
Christopher L. Conoscenti
Chief Executive Officer
(Principal Executive Officer, Director)

Date: August 4, 2025	By:	/s/ Carrie L. Osicka
Carrie L. Osicka
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2025	By:	/s/ Ward R. Bass
Ward R. Bass
Chief Accounting Officer
(Principal Accounting Officer)